Form 10-K
period 1995-12-31
AMFAC JMB FINANCE INC
filed 1997-01-22
CIK 842701

U.S. Securities and Exchange Commission
Operations Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312

Re:  Amfac/JMB Finance, Inc.
     Commission File No. 36-3611183
     Form 10-K

Gentlemen:

Enclosed, for the above-captioned registrant, is one paper copy of which is manually executed of registrant's current report on Form 10-K for the year ended December 31, 1995.

Please acknowledge receipt of the Form 10-K filing by signing and returning the enclosed self-adrressed postcard.

Thank You,

Very truly yours,

By:  Northbrook Corporation
     Parent Company


     By:  _______________________
          Gary Smith
          Vice President
          and Principal Accounting Officer



               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For  the fiscal year ended December 31, 1995  Commission File Number 33-24180

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

Securities  registered pursuant to Section 12(b) of  the  Act: None

Securities  registered pursuant to Section 12(g) of  the  Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No

Indicate  by  check  mark if disclosure of  delinquent  filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K    X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

As  of  February 26, 1996, each of Amfac/JMB Hawaii, Inc.  and
Amfac/JMB Finance, Inc. had 1,000 shares of Common Stock outstanding. All such Common Stock is owned by its respective parent and not traded on a public market.

Certain pages of the prospectus of the registrant dated December 5, 1988 and filed with the Commission pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933 are incorporated by reference in Part III of this Annual Report on Form 10-K.
                   ADDITIONAL REGISTRANTS (1)

                                                   Address,including,
                                                   zip code, and
Exact name of     State or other   IRS             telephone number,
registrant as     jurisdiction of  Employer        including area code of
specified in its  incorporation or Identification  registrant's principal
Charter           organization     Number          executive offices

Amfac  Property    Hawaii          99-0150751      900 North Michigan Avenue
Development Corp.                                  Chicago, Illinois 60611
                                                   312/440-4800

Amfac Property     Hawaii          99-0202331      900 North Michigan Avenue
Investment                                         Chicago, Illinois 60611
Corp.                                              312/440-4800

Amfac  Sugar and   Hawaii          99-0185633      900 North Michigan Avenue
Agribusiness,                                      Chicago,Illinois 60611
Inc.                                               312/440-4800

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
                        TABLE OF CONTENTS


                                                                Page

PART I

Item 1.    Business                                               1

Item 2.    Properties                                             7

Item 3.    Legal Proceedings                                     12

Item 4.    Submission of Matters to a Vote of Security Holders
12


PART II

Item 5.    Market for the Company's and Finance's Common
              Equity and Related Security Holder Matters        13

Item 6.    Selected Financial Data                              14

Item 7.    Management's  Discussion and Analysis of Financial
             Condition and Results of Operations                16

Item 8.    Financial Statements and Supplementary Data          30

Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                62


PART III

Item 10.  Directors and Executive Officers of the Registrant   62

Item 11.  Executive Compensation                               65

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management                                         66

Item 13.  Certain Relationships and Related Transactions       66


PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                               68


SIGNATURES                                                     73


                             PART I

Item 1.  Business

       All   references   to  "Notes"  are  to   Notes   to   the
Consolidated Financial Statements contained in this report.

       Amfac/JMB Hawaii, Inc. (the "Company"), has assets substantially all of which are agricultural and developmental real property and related assets located in Hawaii. The Company is an affiliate of JMB Realty Corporation ("JMB") as a result of the 1988 merger (the "Merger") of an affiliate of JMB into Amfac, Inc. ("Amfac"), the former parent corporation of the Company (see Note 1 for discussion of Amfac, Inc. merger into its parent, Northbrook Corporation, in May 1995), and the subsequent merger of a subsidiary of such affiliate into Amfac Hawaii, Inc., which (after changing its name to Amfac/JMB Hawaii, Inc.) continues as the surviving corporation. Unless otherwise indicated, references herein to the Company shall include the Company's subsidiaries.

    The assets of the Company, held primarily through its wholly-owned subsidiaries, consist principally of approximately 50,900 acres of land, portions of which include acreage (i) in the process of development into residential, resort, commercial and industrial projects, (ii) currently being managed and operated as recreational facilities, and
(iii) used in connection with the cultivation and processing of agricultural products, principally sugar cane and related sugar products. In addition, the Company leases approximately 55,350 acres of land used primarily in the production of sugar cane and for access to water sources.

    The real properties owned by the Company are located on the four principal islands of the State of Hawaii: Oahu, Maui, Kauai and Hawaii. The Company has no real property located outside of the United States. The Company's real properties are described in more detail under Item 2 below.

      The real estate development and agricultural operations of the Company comprise its two primary industry segments, "Property" and "Agricultural", respectively. The Company segregates total revenues, operating income (loss), total assets, capital expenditures and depreciation and amortization by each industry segment.

     At December 31, 1995, the Company employed 959 persons.

      PROPERTY. The Company is attempting to maximize the value of its owned land through land use planning, management and development. Such planning, management and development take into account local zoning and economic and political constraints in order to obtain the necessary land use designations for development and realize appreciated values. The Company also pursues opportunities, to the extent economically advantageous, to sell undeveloped and partially developed parcels of land, to develop directly the improvements at a particular property and, in some instances,
to   enter   into  joint  venture  arrangements  for   its   land
development activities. The Company's land holdings on Maui and Kauai are its primary sources of future land sale revenues. However, due to current market conditions, the difficulty in obtaining land use approvals and the high development cost of required infrastructure, the planned development of these land holdings and the ability to generate cash flow from these land holdings are longer term in nature than the Company's Waikele development on Oahu has been.


     Approximately 1,300 acres of the land owned by the Company are currently classified as urban district by the State of Hawaii Land Use Commission and have various zoning and land use approvals for residential, resort, commercial and industrial development, including 500 acres for the Company's three existing golf courses. Additional governmental approvals, permits and certifications will be required to be obtained with respect to the other 800 acres as part of the development process. There can be no assurance, however, that all of the necessary approvals or permits will be obtained.

    An additional 2,700 acres of Company-owned land are in the preliminary planning stages for urbanization and potential future sale or development. The Company intends to sell or develop all of such land in connection with various residential, resort, commercial and light industrial projects. The Company's development projects may be affected by competition from other projects of a similar nature in Hawaii, as well as from other states or countries offering resort-type properties.

    The Company's real estate development approach is intended to enhance the value of its real property in successive phases. The determination of whether to develop a property is based on factors such as location, physical characteristics, demographic patterns and perceived absorption rates, as well as regulatory and environmental considerations, zoning, availability of utilities and governmental services and estimated profitability. Generally, once the determination has been made to develop a property, the first step is to design a master development plan. The Company then seeks to obtain regulatory and environmental approvals. The approval process, which often requires a lengthy period of time (often at least three to five years), is a major factor in determining the viability and prospects for profitability of the Company's various development projects.

    The first phase in the regulatory approval process usually consists of obtaining proper state land use designations and County planning and zoning approvals for the intended development. Occasionally, environmental and special management area approvals will be required, particularly if the property borders the shoreline. Additionally, certain other permits and approvals (such as grading permits, building permits and subdivision approvals) must then be obtained. Upon receipt of such approvals and permits, the Company may then begin construction of infrastructure including roads, water mains, sewer lines and other public facilities. The expenditures for infrastructure are generally significant and usually required early in the project development process.

    All of the Company's development projects are subject to approval and regulation by various federal, state and county agencies, especially as it relates to the nature and extent of improvements, zoning, building densities, environmental impacts and in some instances marketing and sales. Generally, governmental entities have the right to impose limits or controls on growth in communities through limited land use designations, restrictive zoning, density reduction, impact fees and development requirements. Such limits and controls have materially affected, and in the future may affect materially, the utilization of the Company's real properties and the costs associated with developing such properties.

    Land use in Hawaii is regulated by both the State of Hawaii and each county (Hawaii, Kauai, Maui and Oahu), each in accordance with its own general set of objectives and policies. At the State level, all land is classified into four major land use districts: urban, rural, agricultural and conservation. The Company believes that it will generally be able to develop that portion of its land for which it has or can reasonably obtain an urban district classification. Conservation land is that land which is necessary for preserving natural conditions (e.g., watershed or prevention of soil erosion) and, hence, generally cannot be developed. Agricultural and rural districts are not permitted to have concentrated development. Certain lands, particularly shoreline parcels, are subject to special regulatory scrutiny. For these lands, the Company must obtain additional federal, state and/or county approvals, including a special management area permit from the county in which such land is located. Certain other approvals are also necessary once zoning has been obtained. Obtaining any and all of these approvals can
involve   a   substantial  amount  of  time  and   expense,   and
approvals may need to be resubmitted if there is any subsequent, substantial deviation from previously submitted plans.

    In  connection  with  seeking approvals for  its  development plans, the Company has been required (and may be required in the future) to make significant improvements in public facilities (such as roads), to dedicate property for public use, to provide employee and affordable housing units and to make other concessions (monetary and otherwise). The ability of the Company to perform its development activities may be materially adversely affected by state or county restrictions that may be imposed in certain communities because of inadequate public facilities (such as roads and sewer facilities) and/or by local opposition to continued growth.

    The Company is subject to a number of statutes imposing registration, filing and disclosure requirements with respect to its residential real property developments including, among others, the Federal Interstate Land Sales Full Disclosure Act, the Federal Consumer Credit Protection Act and the State Uniform Land Sales Practices Act.

     During the past three years, the Company derived a significant portion of its property revenues in two of those years (1994 and 1993) from the sale of residential land
parcels  to  Schuler  Homes,  Inc.,  a  local  home  builder   in
Hawaii.

    The Company currently owns no patents, trademarks, licenses or franchises which are material to its business.

      AGRICULTURE. Substantially all of the Company's agricultural activities relate to the cultivation and processing of sugar cane. Approximately 8,700 acres of the Company's land holdings and approximately 16,000 acres of land leased by the Company are currently under cultivation. The remaining approximately 81,500 acres of owned and leased land are predominantly conservation land and land appurtenant to the cultivation of sugar cane. The Company is the second largest producer of raw sugar in Hawaii.

   During 1995, the Company implemented plans to restructure its sugar operations, including consolidation of the operations at its two Kauai plantations and changing to a seasonal mode of operations at each plantation (consistent with many other sugar operations). The Company anticipates that cost savings will be associated with these changes.

    Until  June  1993,  all of the sugar cane  processed  by  the
Company's four operating sugar mills was sold to California and Hawaiian Sugar Company ("C & H") under a long-term supply contract. In June 1993, the Company's sugar plantation subsidiaries, along with the other Hawaii sugar growers who owned interests in C&H, consummated the sale of their investment in C&H, which included their interests in C&H's refinery in Crockett, California and in certain other C&H assets, to another large Hawaii sugar grower. The Company's subsidiaries received gross proceeds of approximately $35.7 million. The Company's sugar plantation subsidiaries
currently                       sell                        their
raw sugar production to the Hawaiian Sugar and Transportation Company ("HSTC"), which is an agricultural cooperative owned by the major Hawaii producers of raw sugar (including the Company), under a new marketing agreement. HSTC sells the raw sugar production to C&H (under its new ownership) pursuant to a new long-term supply contract executed in conjunction with this transaction. The terms of the supply contract do not require a specified level of production by the Hawaii producers; however, HSTC is obligated to sell and C&H is obligated to purchase any raw sugar produced. HSTC returns to its raw sugar suppliers proceeds based upon the domestic sugar price less delivery and administrative costs. The Company recognizes revenues and related cost of sales upon delivery of its raw sugar by HSTC to C&H. Prior to the sale of the Company's interest in C&H, revenue and related costs were recognized upon the ultimate sale of refined sugar by C&H.

     The price of raw sugar that the Company receives is based upon the price of domestic sugar (less delivery and administrative costs) as currently controlled by U.S. Government price support legislation. As of the date of this report, the United States Senate has approved a new Farm Bill, which includes a sugar program similar in nature to the program provided by the previous Farm Bill. This legislation provides for a loan rate of 18 cents per pound, the same level as today. However, the legislation includes certain other adjustments to the sugar program, including making crop loans recourse to the producer and repealing marketing allotments, which may over time depress the domestic price of raw sugar. The United States House of Representatives has not yet approved a new Farm Bill; a vote is not expected until March 1996. The Company is hopeful that final legislation (approved by both Houses of Congress and the President) will include support for the domestic sugar industry on a comparable basis with the previous legislation. However, at this stage there can be no assurance that the government loan rate will not be reduced or be eliminated entirely. Such a reduction or elimination of the loan rate could have a material adverse affect on the Company's agricultural operations, and possibly could cause the Company to evaluate the cessation of its remaining sugar cane operations.

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

    In September 1992, Hurricane Iniki struck the Island of Kauai, causing considerable damage and loss to the people and businesses on Kauai. The Company has two sugar plantations on Kauai, both of which sustained considerable damage. The Company's real estate assets on Kauai suffered very little damage, since most of the Company's development expenditures up to that time had been focused on the islands of Oahu and
Maui.   The  Company finalized the settlement  of  its  insurance
claims         in        1995        for        the        damage
suffered and collected approximately $30 million in proceeds over the three year period since the hurricane.

    In the past, the Company has considered various uses for its sugar-growing lands, such as alternative crops, to address the uncertainty of the long-term viability of the sugar industry. Although the Company still continues to explore alternative crops, including cultivating approximately 500 acres of coffee trees on Maui, alternative crops remain an insignificant portion of the Company's agriculture segment.

   The principal competitive factors in the Company's sugar agricultural business are price, sugar yields, processing capabilities, technological know-how and delivery. In addition, the Company's agricultural business must contend with high labor costs and with transportation expenses of shipping its raw sugar from Hawaii to the C & H refinery in California.

     As part of the Company's agriculture operations, the Company enters into commodities futures contracts and options in sugar as deemed appropriate to reduce the risk of future price fluctuations in sugar. These futures contracts and options are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of the production cost.

   Except for C&H (through the Company's interest in HSTC, as discussed above), there is no single agricultural customer of the Company the loss of which would have a material adverse effect on the Company. C&H is contractually bound to purchase all of the sugar the Company produces. If, for any reason, C&H were to cease its operations, the Company would seek other purchasers for its sugar.

   The Company historically has been involved in the production of energy through the burning of bagasse, the fibrous by-product from sugar cane processing, in the Company's sugar plantations' boilers. The Company is currently using these boilers to generate electrical energy and steam for the sugar plantations' own consumption and for the sale of the excess energy, if any, to the local public utilities.

   In early 1993, the Company completed the restructuring of the power generation operations at its sugar plantation in Lihue, Kauai by buying out a power plant equipment lease, entering into a long-term loan to finance the purchase and entering into a new power agreement with the local utility. The restructuring of the power operations at the Lihue plantation has resulted in additional cash flow to the Company each year.

   WATER RESOURCES. On the island of Kauai, Oahu and Maui, the Company controls approximately 300 million gallons of water per day, 100 million gallons of water per day on land which the Company owns and the remainder on land which is leased by the Company. The Company also owns extensive civil engineering improvements including tunnels, ditches and pumps which distribute water. Most of the Company's water is currently used for irrigating sugar cane. If sugar cane cultivation is curtailed, water resources may become available for other uses. However, there can be no assurance that the Company will be able to apply the water that it currently controls to other uses since landowners' rights under laws governing the use and ownership of water in Hawaii, especially as it pertains to surface water, are restricted and unsettled in many respects.

    The Company must maintain access to its significant water sources to conduct its agricultural operations and, in many cases, must demonstrate a sufficient supply of water in order
to         obtain        land        development         permits.
The  Company  believes that it has sufficient water  sources  for its present and planned uses; however, there can be no assurance that the Company will be able to retain or obtain sufficient water rights to support all of its current or future development plans.

    The  Company owns the Waiahole Ditch, which is  a  series  of tunnels and ditches (constructed in the early 1900's) that collects and has the capacity to transport in excess of twenty million gallons of water per day from the windward part of Oahu to the central Oahu plain. The Company has filed a petition with the State of Hawaii Water Commission (the "Commission") for continued use of water that flows through the Waiahole Ditch and is currently involved in administrative hearings before the Commission regarding such petition. Water from the Waiahole Ditch had previously been used to irrigate sugar cane by Oahu Sugar Company, a wholly-owned subsidiary of the Company. With the closure of the Company's sugar operations on Oahu, the Company had to apply for a new use permit for the Waiahole Ditch water. The Company is seeking to realize significant value from this extensive ditch system by finding alternate end users for the water. The State of Hawaii favors continuation of the flow of water through the Waiahole Ditch for many reasons, among them being the recharge of the central Oahu aquifer and the fact that central Oahu is one of the fastest growth areas in the State. However, there are a number of individuals and certain environmental groups that oppose the continued flow of water in the Ditch and want the water to remain on the windward side of Oahu. There has been an interim determination by the Water Commission that over one-half of the Waiahole Ditch water must remain on windward Oahu temporarily. There can be no assurance that the Water Commission will issue long-term use permits to the Company or to potential users on the leeward side.

      Amfac/JMB Finance, Inc. ("Finance") is a wholly-owned subsidiary of Northbrook Corporation ("Northbrook"). The sole business of Finance is to repurchase, upon request of the holders thereof, the Certificate of Land Appreciation Notes ("COLAS") pursuant to the Repurchase Agreement. In connection with such repurchase obligations of Finance, Northbrook has agreed to contribute sufficient capital or make loans to Finance pursuant to a Keep-Well Agreement, to enable Finance to meet its repurchase obligations of the COLAS. For a description of such obligations pursuant to the Repurchase Agreement and the Keep-Well Agreement referred to above, see Notes 2 and 3 of Notes to Balance Sheets of Finance. For a description of the COLAS, see Note 5 of Notes to Consolidated Financial Statements of the Company.
Item 2.  Properties

      LAND  HOLDINGS.   The major real properties  owned  by  the
Company are described below by island.

     (a)  Oahu

     At December 31, 1995, the Company owned approximately 820 acres of land on Oahu. These consist of approximately 136 acres for the Waikele Golf Course at Waikele, approximately 60 acres at the Oahu Sugar Company mill site in Waipahu, approximately 500 acres on the northeastern, watershed area of Oahu which have been designated by the State as conservation lands and certain other land parcels.

    The Waikele project is a master-planned community developed by the Company. Waikele is situated on 577 acres of land located adjacent to Waipahu, a rapidly growing town eight miles west of downtown Honolulu, and at the intersection of Oahu's two major highways. Construction commenced in 1989 and includes approximately 2,900 residential units on 19 parcels, a retail commercial center and an 18-hole golf course. The development of the commercial center at Waikele is complete, while development of residential units, ranging from multi-family units to single-family homes, is continuing and is expected to be completed by the end of 1997. All of the residential land has been sold to 3 builders and are being developed into 19 separate housing offerings. The Waikele golf course opened for public play in May 1993. The Waikele project competes with other master-planned communities on Oahu.

    The Company expended approximately $.5 million, $3 million and $16.5 million in 1995, 1994 and 1993, respectively, for project costs at Waikele. Such costs include construction of roadways, utilities and related infrastructure improvements and the golf course and clubhouse. On a cumulative project-to-date basis, the Company has expended approximately $116.8 million on project costs and completed sales at Waikele of approximately $230 million. Such sales have included commercial property and parcel sales to home builders. Except for certain contingent participation rights and the future sale of a 3.3 acre church site, the Company has already received all of its proceeds from the sales of the residential and commercial parcels at Waikele.

   The Company is currently examining options for developing the approximately 60 acres of fee simple land it owns at the mill site of Oahu Sugar Company, and has begun the process of seeking community input and the necessary government approvals for a light industrial subdivision on a 31-acre portion of the property, which excludes property containing the sugar mill and adjacent buildings. In connection with the development of this property, the Company has received state land use urbanization  for  the  entire 60-acre  site.  In  addition,  the
Company has received an "industrial" city development plan designation for 25.5 acres of the proposed 31-acre light industrial subdivision, and is currently seeking such "industrial" designation for the remaining 5.5 acres.

     During 1995, the Company sold approximately 18 acres for $6.2 million, which includes $3.2 million for certain contingent participation rights at Waikele and an approximate $1.0 million deposit which represents the purchase price for 10 acres of land on Oahu.

     (b)  Maui

    On the island of Maui, the Company owns approximately 13,800 acres of land, most of which is currently in agriculture or classified as conservation land. Approximately all of the Company's land holdings are located on West Maui near the Kaanapali Beach Resort area. Approximately 920 acres in West Maui are presently designated urban and zoned for resort and residential development, including approximately 320 acres comprising the two Kaanapali Golf Courses. The Company is currently pursuing development approvals for portions of the surrounding acreage.

    In March 1991, the Company received final land use approval from the State for development of approximately 240 residential lots on approximately 125 acres of land, known as "South Beach Mauka" and located adjacent to the existing Kaanapali Beach Resort. In connection with this land use approval, the Company is committed to providing additional housing on Maui in the affordable price range and to participating in the funding of the design and construction of the planned bypass highway extending from Lahaina to Kaanapali. The Company has entered into a development agreement with the State Department of Transportation covering the Company's participation in the design and construction of the bypass highway development. It is anticipated that, upon receipt of government approvals, the Company will expend up to $3.5 million (in the aggregate) in the design of the bypass highway widening of the existing highway. Financial participation by the Company of up to an additional $6.7 million for the construction of the bypass highway is subject to certain conditions related to future land use designations and zoning of Company lands. The development and construction of the bypass highway is expected to be a long-term project.

     During 1993, the Company obtained final land use approval from the State, and certification through the State's Housing Finance Development Corporation ("HFDC"), for the development of a project on approximately 300 acres of Company land known as "Puukolii Village" and also located near Kaanapali Beach Resort. The final land use approval and the HFDC development agreement contain certain conditions which must be satisfied in order for the Company to develop Puukolii Village. Moreover, development of certain portions of Puukolii Village cannot commence until after completion of the state-planned Lahaina bypass highway (mentioned above). The development of Puukolii Village is anticipated to satisfy the Company's commitment to provide affordable housing in connection with the South Beach Mauka land use approval (described above). The Company anticipates commencing construction of infrastructure improvements for Puukolii Village in 1996.

    On West Maui, the Company is continuing to market its Kaanapali Golf Estates, a new residential community, which is part of the South Beach Mauka project adjacent to Kaanapali Beach Resort. The Company currently has 20 homesites on the market, which are priced from approximately $250,000 to $1
million.   The  absorption period for this  type  of  product  is
difficult to forecast under the current economic conditions. In 1996, the Company sold 8 homesites for approximately $1.4 million to a developer who plans to construct and sell houses on these lots.

    The  planned  development of the Company's land  on  Maui  is longer term in nature than at Waikele. As Maui is less populated than Oahu and more dependent on the resort/tourism industry, much of the Company's land is intended for resort and resort-related uses. Due to overall economic conditions and trends in tourism, recent demand for these land uses has been relatively weak. The Company's currently available
homesite                                                  product
on Maui, which is primarily targeted to the second home buyer, has experienced very slow sales activity to date. The Company's competitors on Maui have also experienced slow sales activity in the second home market. The Company has over 300 acres of land in the adjacent North Beach Mauka area, currently designated by the State Land Use Commission for agricultural use, but with an underlying project district designation in the county community plan. The Company plans to seek State urbanization approval for this land. The Company is continuing to evaluate its planned products and the timing of development of its land holdings in light of the current weak market demand and the capital resources needed for future development. Concurrently, the Company is evaluating certain land parcels for bulk sales. These parcels are not considered strategic to the Company's long-term development plans.

    In early 1986, the Company entered into a joint venture agreement with Tobishima Pacific Inc., a wholly- owned subsidiary of a Japanese company, the purpose of which is to plan, manage and develop approximately 96 acres of beachfront property at Kaanapali (known as North Beach). The joint venture (in which the Company has a 50% interest) has State land use and County zoning approvals for the subdivision and development of the infrastructure improvements necessary to accommodate up to 3,200 hotel and/or condominium units on this site. These development plans may be affected by the current re-evaluations of state land designations and county community plans (discussed below). This North Beach property constitutes nearly all of the remaining developable beachfront acreage at Kaanapali. In October 1992, the Company completed construction of a 3-acre park for public use on the North Beach site, which is part of the master plan for this property and was a requirement imposed by Maui County in obtaining certain permits. The development of North Beach continues to be tied to the completion of the aforementioned Lahaina bypass highway or other traffic mitigation measures satisfactory to the Maui County Planning Commission. The Company is currently reviewing alternatives in providing other traffic mitigation measures, such as the widening of the Honoapiilani Highway, to the North Beach area.

    The Office of State Planning ("OSP") for the State of Hawaii is currently implementing changes to the State designations for land use throughout the State of Hawaii, a process that is performed every five years. The Company is not aware of any changes being made by the OSP that will materially affect the state land use designations sought for Company lands.

    In addition, citizen advisory committees ("CAC") reviewed Maui County's Community Plans to determine whether changes should be recommended, a process that is done every ten years. As previously reported, one of the citizens advisory committees involved in this review process recommended several changes to the Lahaina Community Plan that could have an adverse impact on Company lands, including one recommendation
(among others) to downzone to park designation roughly two-thirds of the Company's North Beach property in Kaanapali. If the CAC recommendations are ultimately implemented, they could have a material adverse effect on the value of the North Beach property or on other Company lands.

     The Company continues to vigorously oppose the aforementioned CAC recommendations. The Company strongly believes that such recommendations regarding Company lands are wholly inappropriate and that the Company's arguments to retain the current zoning and other entitlements are meritorious. After the CAC made its recommendations, the Maui County Planning Commission held public hearings and then published its own recommendations as part of the Community Plan review process. The Commission disagreed with most of the CAC's recommendations and has recommended that there be no substantial change in the land use designation for the Company's lands, including North Beach. However, the Mayor of Maui County has expressed concern to the Planning Commission over further development at North Beach, and urged broad review of the Lahaina Community Plan issues. A committee of the Maui County Council conducted public hearings on the Community Plan and has concurred with the Planning Commission recommendation on North Beach. The Maui County Council has held public hearings and public readings on the Community Plan amendments in 1996. In February 1996, the Maui
County Council adopted a Community Plan ordinance for West Maui that does not include any amendments to the current Community Plan designation of North Beach (thus rejecting the CAC recommendations). The ordinance will be sent to the Mayor of the County of Maui for approval or disapproval. If the Mayor disapproves the ordinance, she could require the West
Maui Community Plan Amendment process be recommenced once again. While the Company is hopeful that its arguments will be heeded, there can be no assurance that the current zoning (and other land use designations and entitlements) for the North Beach property and other Company lands will be retained, or that efforts to recover just compensation for any loss of current entitlements would be successful. Management continues to evaluate and consider all alternatives in seeking favorable resolutions to these entitlements and zoning issues.

         Appropriate state land use designations and conformity with county community plans are essential elements to the land development process. It is impossible to predict the outcome of these reviews at this time and, accordingly, the Company cannot determine what impact (if any) these reviews will ultimately have on the Company's lands and their related entitlements.

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

      During 1995, the Company sold 846 acres on Maui for approximately $14.0 million, including four residential lots at Kaanapali Golf Estates.

     The   Company   also  owns  and  manages  the   championship
Kaanapali Golf Courses, consisting of a clubhouse and two 18-hole golf courses located at the Kaanapali Beach Resort.

      Approximately 4,900 acres of the Company's land on Maui are designated as a conservation district.

 (c)  Kauai

     The Company owns approximately 29,400 acres of land on the island of Kauai, most of which is on the eastern half of the island. The large parcels of Company land in eastern Kauai are predominantly used for sugar cane cultivation. The Company owns approximately 150 acres of land zoned for urban development and approximately 12,300 acres of land on Kauai has been classified as conservation land.

    In June 1994, the Company submitted a Land Use Boundary Amendment Petition with the State of Hawaii Land Use
Commission ("LUC") and a General Plan Amendment Application with the County of Kauai for the urbanization of approximately 552 acres of land on Kauai currently in sugar cane cultivation. The proposed project is planned to be a mixed-use master planned community, which will include a variety of
both                        affordable                        and
market rate residential units, commercial and industrial projects and a number of community and public based facilities. The filing of these land use applications is the first step required in converting agriculture zoned land into urban zoned land. There are a number of additional reports, studies, applications and permits that will be required before final land use approvals are obtained. In May 1995, the County of Kauai approved the Company's General Plan Amendment, subject to a number of conditions (to be addressed during the subsequent zoning amendment process). In December 1995, the LUC granted the Company the land use amendments sought by the Company subject to a number of conditions. While the Company is optimistic that the proposed project will receive favorable support, it is anticipated that the full approval process will require at least 3 - 5 years. The entitlement process in Hawaii has historically been a very difficult and arduous process and there is no guarantee that all approvals will be obtained. Once construction commences, subject to market conditions, the entire project is expected to span over 20 years.

    During  1995,  the Company sold, in the aggregate,  97  acres of  miscellaneous  land parcels on Kauai for  approximately  $8.3 million.

     (d)  Hawaii

     The approximately 6,900 acres of land owned by the Company on the island of Hawaii are located on the eastern side of the island, primarily in the Keaau and Pahoa districts, south of the town of Hilo. Portions of these lands are currently leased to independent papaya growers. The Company does not currently have any plans for real property development on the island of Hawaii, but will continue to pursue ad hoc parcel sales when opportunities exist.

    During  1995,  the  Company sold,  in  the  aggregate,  1,463
acres    of   miscellaneous   land   parcels   on   Hawaii    for
approximately $3.3 million.

      LONG-TERM LEASES. Each of the Company's plantation subsidiaries leases agricultural lands from unrelated third parties. Such leases vary in length from month-to-month to 10 years and cover parcels of land ranging in acreage from one acre to 27,474 acres. Certain of such leases provide the
Company, as lessee, with licenses for water use. Almost all of the leased land of the Company is used in its agricultural businesses, primarily in connection with the cultivation and processing of sugar cane, with approximately 16,400 acres currently under cultivation. Most of the leases provide for the Company to pay fixed annual minimum rents (ranging from $10 to $131 per usable acre) plus additional rents based upon a percentage of gross receipts generated by the Company's sugar cane operations on such land.

      The following summary lists the material agricultural land leases of the Company's subsidiaries, as lessees, and certain material terms thereof:

                   Approximate              Current
                   Current     Approximate  Annual Additional Rent
       Expiration  Sugar Cane  Gross       Minimum  as % of Gross   Renewal
Lease   Date       Acreage     Acreage      Rent     Receipts       Option

Kekaha month to month 7,926     27,474      $251,500   variable        --
Lihue  10/30/99       4,054      6,200      $ 56,370   variable        --
Lihue  12/15/02           0      3,106      $ 20,630   none            --
Lihue  1/31/95(1)     1,805      2,194      $ 22,920   variable        --
Pioneer month to month  889      1,639      $ 31,200   variable        --
Pioneer 12/31/05        770      2,509      $100,917     7.25%         --

    (1) The Company has reached an agreement in principle with the lessor.

Item 3.  Legal Proceedings

      The Company and/or certain of its affiliates have been named as defendants in several pending lawsuits, most of which constitute routine litigation arising from the ordinary conduct of its businesses. While it is impossible to predict the outcome of the pending (or threatened) litigation and for which potential liability is not covered by insurance, the Company is of the opinion that the ultimate liability from such litigation will not materially adversely affect the Company's financial condition.



Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during 1994 and 1995.







                            PART II


Item 5. Market for the Company's and Finance's Common Equity and Related Security Holder Matters

      The Company is a wholly-owned subsidiary of Northbrook Corporation and, hence, there is no public market for the Company's common stock. Finance is a wholly-owned subsidiary of Northbrook Corporation and there is no public market for Finance's common stock.




Item 6.  Selected Financial Data


                     AMFAC/JMB HAWAII, INC.

For the years ended December 31, 1995, 1994, 1993, 1992 and 1991

                     (Dollars in Thousands)


                               1995      1994       1993     1992(c)   1991
Total revenues (d)            $101,607  157,963   140,462   230,212  201,997
                               =======  ========  ======== ======== ========

Net income (loss) (e)         $ 12,708  (13,033)     (509)  (60,979)  (3,402)
                              ========  ========  ======== ======== =========
Net income (loss) per share (b)

Total assets                  $527,598  614,547   644,711   633,995  705,493
                               =======  =======   ======== ======== =========

Amounts due affiliates -
financing                     $ 76,911   15,097    15,097    28,098   28,098
                              ========  =======   ======== ======== =========

Certificate of Land Appreciation
  Notes                       $220,692  384,737   384,737   384,737  384,737
                              ========  =======   ======== ======== =========

  (a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report on Form 10-K.

  (b) The Company is a wholly-owned subsidiary of Northbrook Corporation; therefore, net loss per share is not presented.
  (c) In 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company elected to immediately recognize the cumulative effect of the change in accounting for postretirement benefits of $43,442 (after reduction of income taxes of $26,626), which is reflected in the 1992 net loss.

  (d) Total revenues includes interest income of $1,288 in 1995, $1,977 in 1994, $1,070 in 1993, $1,534 in 1992 and $2,825 in 1991.

  (e) In 1995, the Company recognized an extraordinary gain from the extinguishment of debt of $32,544 (after reduction of income taxes of $20,807), which is reflected in 1995 net income.

Item     7.     Management's    Discussion    and    Analysis    of    Financial
Condition and Results of Operations

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

      On   March   14,   1989,   Amfac/JMB   Finance,   Inc.   ("Finance"),    a
wholly-owned         subsidiary        of         Northbrook         Corporation
("Northbrook") and the Company entered into an agreement (the "Repurchase Agreement") concerning Finance's obligations (on
June   1,   1995   and   June   1,  1999)  to  repurchase,   upon   request   of
the    holders    thereof,   the   COLAS.    The   COLAS    were    issued    in
units   consisting   of  one  Class  A  COLA  and  one   Class   B   COLA.    As
specified    in    the   Repurchase   Agreement,   the   repurchase    of    the
Class A COLAS on June 1, 1995 may have been requested of Finance by the holders of such COLAS at a price equal to the original principal amount of such COLAS ($500) minus all payments of principal and interest allocated to such COLAS.
The repurchase of the Class B COLAS on June 1, 1999 may be requested of Finance by the holders of such COLAS at a price equal to 125% of the original principal amount of such COLAS ($500) minus all payments of principal and interest allocated to such COLAS. Through the date of this report, the cumulative interest paid per Class A COLA and Class B COLA is approximately $145 and $145, respectively.

      On March 14, 1989, Northbrook entered into a keep-well agreement with Finance, whereby it agreed to contribute sufficient capital or make loans to Finance to enable Finance to meet the COLA repurchase obligations, if any, described above. Notwithstanding Finance's repurchase obligations, the Company may elect to redeem any COLAS requested to be repurchased at the specified price.

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

      The $52 million loan from Northbrook matures on June 1, 1997, is payable interest only and carries an interest rate per annum equal to the prime rate (8.5% at December 31, 1995) plus 2%. The Company has also borrowed from Northbrook approximately $9.8 million as of December 31, 1995 consisting of approximately $4.4 million for the August 1995 COLA Base Interest payment and approximately $5.4 million for working capital needs. Pursuant to the Indenture relating to the COLAS, these amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAS.

      As a result of the repurchases, the Company retired approximately $164 million face value of COLA debt and recognized a financial statement gain of approximately $32.5 million (net of income taxes of $20.8 million, the write-off of deferred financing costs of $10.0 million, the write-off of accrued contingent base interest of $5.7 million and expenses of $.9 million). Such gain is treated as cancellation of indebtedness income for tax purposes and, accordingly, the income taxes related to the Class A Redemption Offer (approximately $9.1 million) will not be indemnified by the tax agreement with Northbrook (see Note 1).

      Pursuant to the terms of the Indenture relating to the COLAS, the Company is required to maintain a Value Maintenance
Ratio of 1.05 to 1.00. Such ratio is equal to the relationship of the Company's Net Asset Value (defined as the excess of (i) Fair Market Value of the gross assets of the Company over (ii)
the    amount    of    the   liabilities   (excluding   liabilities    resulting
from       generally      accepted      accounting      principles       enacted
subsequent to the date of the Indenture) of the Company other than the outstanding principal balance of the COLAS, any unpaid Mandatory and Contingent Base Interest, and certain other liabilities, to the sum of (x) the outstanding principal amount of the COLAS, plus (y) any unpaid Base Interest, plus
(z) the outstanding principal balance of any Indebtedness incurred to redeem COLAS. The COLA Indenture requires the Company to obtain independent appraisals of the fair market value of the gross assets used to calculate the Value Maintenance Ratio as of December 31 in each even-numbered calendar year. Accordingly, the Company obtained independent appraisals of substantially all of its gross real estate assets as of December 31, 1994; the appraised values of such assets ranged in total from approximately $600-$650 million. In odd-numbered years (during which time appraisals are not required) the Fair Market Value of the gross assets of the
Company     used    to    compute    the    Value    Maintenance    Ratio     is
determined    by    the   Company's   management.    To    the    extent    that
management believes that the aggregate Fair Market Value of the Company's assets exceeds by more than 5% the Fair Market Value of such assets included in the most recent appraisal, the Company must obtain an updated appraisal supporting such increase. As of December 31, 1995, management does not believe that the aggregate Fair Market Value of the Company's assets has increased by more than 5% from the appraisal values
obtained   as   of   December   31,   1994.   Based   on   such   values,    and
after consideration of the other components of the computation, the Company was in compliance with the Value Maintenance Ratio as of December 31, 1994 and December 31, 1995. It should be noted that the concept of Fair Market Value is intended to represent the value that an independent arm's-length purchaser, seeking to utilize such asset for its highest and best use would pay, taking into consideration the risks and benefits associated with such use or development,
current       restrictions      on      development      (including       zoning
limitations,      permitted      densities,     environmental      restrictions,
restrictive    covenants,   etc.)   and   the   likelihood   of    changes    to
such    restrictions;   provided,   however,   that   with   respect   to    any
Fair                  Market                 Value                 determination

of   all   of   the   assets  of  the  Company,  such  assets   shall   not   be
valued   as   if   sold  in  bulk  to  a  single  purchaser.    There   can   be
no assurance that the Company's properties can be ultimately sold at prices equivalent to their appraised values.

      In June 1991, the Company obtained a five-year $66 million loan from the Employees' Retirement System of the State of Hawaii ("ERS"). An initial funding of $60 million was received in June 1991. The remaining balance of $6 million
was   added   to   the   principal  balance  on  July   1,   1992   in   payment
of the first year of accrued interest on the loan. The non-recourse loan is secured by a first mortgage on the Kaanapali Golf Courses, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS). The loan bears interest at a rate per annum equal to the greater of (i)
the   base   interest   rate  announced  by  the   Bank   of   Hawaii   on   the
first   of   July   for   each   subsequent  year   (9%   at   July   1,   1995)
plus    one   percent   or   (ii)   ten   percent   per   annum   through   June
30, 1994 and nine percent per annum thereafter. The loan is payable interest only on a quarterly basis. The annual
interest   payments   are   in   excess  of   the   cash   flow   generated   by
the    Kaanapali    Golf    Courses    and    the    Company    ceased    making
required   debt   service   payments   in   April   1995.    The   Company    is
working with the ERS to renegotiate the terms of the loan including a possible extension of the June 1996 maturity date. The principal balance is included in the current portion of long-term debt as of December 31, 1995 in the accompanying consolidated financial statements. In conjunction with the Company's loan negotiations, the Company made an interest payment of approximately $1.7 million in August 1995. The
Company has not made all interest payments required under the current loan terms resulting in unpaid interest at December 31, 1995 of approximately $4.6 million. Although the Company expects to successfully conclude the loan renegotiation, there can be no assurance that the renegotiation will be consummated, or consummated on terms favorable to the Company.

     In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the
Waikele Golf Course, obtained a five year $20 million loan facility from two lenders. The loan consists of two $10 million amortizing loans. Each loan bears interest only for the first two years with interest and principal payments based upon a 20 year amortization period for the remaining three years. The loans bear interest at prime (8.5% at December 31,
1995) plus 1/2% and LIBOR (5.7% at December 31, 1995) plus 3%, respectively. WGCI received an initial funding of $14 million of which $.6 million was held back by the lenders to pay
interest.     In    October,    1994,    in    accordance    with    the    loan
agreement, the Company received an additional funding of $6 million and a release of the $.6 million interest holdback, both of which were contingent upon achieving a certain level of Net Operating Income (as defined) by the golf course during the first six months of 1994. The loan is secured by WGCI's assets (see Note 6), is guaranteed by the Company and is considered "Senior Indebtedness" (as defined in the COLA Indenture).

        Pursuant   to   an   agreement   entered   into   with   the   City   of
Honolulu in 1991 relating to the development of the Company's Waikele project, if the Company sells the Waikele golf course and depending on the price and resolution of certain issues, a payment of up to $15 million might be required to be given to the City to be used to assist in the City's affordable housing developments.

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

       In order to generate additional cash flows for the Company, management has identified certain land parcels that are not included in the Company's long-term development plans.
The Company continues to pursue an aggressive land sales program for these non-strategic assets. During 1995, the Company generated approximately $30.8 million in land sales, most of which related to non-strategic parcels. In addition, the Company received an approximate $1.0 million deposit, which represents the purchase price for 10 acres on Oahu.

       During 1994, the Company generated approximately $44.3 million in property sales primarily from the sale of the last two remaining residential parcels at the Waikele project on Oahu for approximately $37 million. The remaining $7.3 million of property sales in 1994 related to land sales on the islands of Maui, Kauai and Hawaii. Additionally, the Company received an approximate $4.2 million deposit, which represented the purchase price for 452 acres on Maui.

      At    December    31,   1995,   the   Company   had    cash    and    cash
equivalents of approximately $11.7 million.

      The Company intends to use its cash reserves, sales proceeds and financing or joint venture arrangements to meet its short-term and long-term liquidity requirements, which include funding the remaining development costs at Waikele and on West Maui, Oahu and Kauai, agricultural deficits, payment of interest expense, and the repayment of principal on debt obligations, as necessary. The Company's long-term remaining liquidity is dependent upon its ability to obtain additional financing and the consummation of certain property sales. There can be no assurance that additional long-term financing can be obtained or property sales consummated. The Company's land holdings on Maui and Kauai are its primary source of future land sale revenues. However, due to current market conditions, the difficulty in obtaining land use approvals and the high development cost of required infrastructure, the planned development of these land holdings and the ability to generate cash flow from these land holdings are longer term in nature than Waikele. Accordingly, if no such financing can be obtained or additional property sales consummated, the Company will defer (to the extent possible) development costs and capital expenditures to meet long-term liquidity requirements. Additionally, the Company's plans for property sales may also be adversely impacted by the inability of potential buyers to obtain financing.

     The   Company   did   not  generate  a  sufficient  level   of   Net   Cash
Flow   to   pay   Base   Interest  on  the  COLAS  (see  Note   5)   in   excess
of four percent for 1993, 1994 and 1995.

      During 1995 and 1994, the Company implemented certain cost savings measures, which deferred development project costs and capital expenditures for longer-term projects. The Company's Property segment is anticipated to expend approximately $17.0 million in project costs during 1996.
      During 1995, the Company implemented a plan to restructure its sugar operations, including consolidation of the operations at its two Kauai plantations and changing to a seasonal mode of operations at each of its plantations (consistent with other global sugar operations). The Company anticipates that cost savings related to the sugar operations will be associated with these changes.

      The price of raw sugar that the Company receives is based upon the price of domestic sugar (less delivery and administrative costs) as currently controlled by U.S.
government price support legislation. As of the date of this report, the U.S. Senate and the U.S. House of Representatives have approved a new Farm Bill, which includes a sugar program similar in nature to the program provided by the previous Farm
Bill. Both versions of this legislation provide for a loan rate of 18 cents per pound, the same level as today. However, the legislation includes certain other adjustments to the sugar program, including making crop loans recourse to the producer and repealing marketing allotments, which may over time depress the domestic price of raw sugar. House and Senate members still must meet to reconcile certain differences. The Company is hopeful that final legislation (approved by both Houses ofCongress and the President) will include support for the domestic sugar industry on a comparable basis with the previous legislation. However, at this stage there can be no assurance that the government loan rate will not be reduced or be eliminated entirely. Such a reduction or elimination of the loan rate could have a material adverse effect on the Company's agricultural operations, and possibly could cause the Company to evaluate the cessation of its remaining sugar cane operations.

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

      One of the Company's subsidiaries, The Lihue Plantation Company, Limited, restructured its power generating operations by paying $15 million in November 1992 for the purchase of the power generation equipment at its sugar plantation in Lihue, Kauai, pursuant to a buyout provision in the equipment's lease. In January 1993, Lihue obtained a ten-year $13.3 million amortizing loan to replace the internal funds used for this purchase. The loan is secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company and has
limited     recourse     to    the    Company     and     certain     of     its
subsidiaries.     In    conjunction    with    its    acquisition     of     the
power generation equipment, Lihue negotiated a new power purchase agreement with the local utility, which became effective on November 1, 1992. This restructuring of the power generating operations at the Lihue plantation has resulted in additional cash flow to the Company each year.

Results of Operations

     General:

       The   Company   and   its   subsidiaries   report   its   taxes   as    a
part    of    the   consolidated   tax   return   of   the   Company's   parent,
Northbrook. The Company and its subsidiaries have entered into a tax indemnification agreement with Northbrook which
indemnifies       the      Company      and      its      subsidiaries       for
responsibility    for    all   past,   present   and    future    federal    and
state income tax liabilities (other than income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement).

        Effective   January   1,   1993,   the   Company   adopted   SFAS    No.
109-Accounting for Income Taxes. SFAS No. 109 establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. SFAS No. 109 changed the Company's previous practice in that it requires the recognition of deferred taxes and the recording of a provision
for   taxes   in   the   separate   financial  statements   of   a   member   of
a consolidated tax group. Deferred taxes arise due to differences between the Company's book and tax bases of its assets and liabilities. Current and deferred taxes have been allocated to the Company as if it were a separate taxpayer. However, the tax indemnification agreement does not require the Company to actually pay income taxes (other than income taxes that are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement). Accordingly, current taxes payable, to the extent the tax indemnification agreement does not require the Company to actually pay such income taxes, have been reflected as deemed contributions to additional paid-in
capital      in      the     accompanying     financial     statements.       In
addition, beginning December 31, 1995, deferred taxes payable are also being reflected as deemed paid-in capital. Deferred taxes payable were previously reflected as a liability in the Company's financial statements. The Company believes that this
change    results   in   a   better   reflection   of   the   effect   of    the
tax indemnification agreement; such change has no impact on the Company's consolidated statements of operations or on its cash flows.

         Cash and cash equivalents, short-term investments, Certificate of Land Appreciation Notes, other long-term liabilities and deferred expenses decreased and the long-term portion of amounts due affiliates increased as of December 31, 1995 as compared to December 31, 1994 primarily due to the COLA repurchases as discussed above (see Note 5).

      Current    portion   of   long-term   debt   increased    and    long-term
debt   decreased   as   of   December  31,  1995   as   compared   to   December
31, 1994, due primarily to the reclassification of the ERS loan from long-term to current (see Note 6).

      The current portion of amounts due to affiliates increased as of December 31, 1995 as compared to December 31, 1994 primarily due to income tax payable resulting from the redemption of the Class A COLAS (see Note 5), interest accrued on related party debt (see Note 4) and the payment by Northbrook of pension costs, severance and termination benefits and certain insurance costs on behalf of the Company (see Note 9).

     Interest expense decreased for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to the net decrease in interest related to the early redemption of the COLAS, which was partially offset by
interest        expense        increasing       on       the        acquisition-
related financing and ERS loan due to increases in the prime rate. Interest expense increased for the year ended December
31, 1994 as compared to the year ended December 31, 1993 primarily due to a decrease in capitalized interest on project development costs.

 Agriculture:

        The Company's Agriculture segment is responsible for activities related to the cultivation, processing and sale of sugar cane and other agricultural products. Agriculture's revenues are primarily derived from the Company's sale of its raw sugar. Prior to the sale of the Company's interest in C&H (see Note 3), the price the Company received from C&H for its raw sugar represented the net sales price C&H received for refined sugar, less operating expenses and capital expenditures. Currently, the price the Company receives is based upon the domestic price of sugar (less delivery and administrative costs), which is impacted by U.S. government price support legislation. As of the date of this report, the U.S. Senate and the U.S. House of Representatives have approved a new Farm Bill, which includes a sugar program
similar   in   nature   to   the  program  provided   by   the   previous   Farm
Bill. Both versions of this legislation provide for a loan rate of 18 cents per pound, the same level as today. However, the legislation includes certain other adjustments to the sugar program, including making crop loans recourse to the producer and repealing marketing allotments, which may over time depress the domestic price of raw sugar. House and Senate members still must meet to reconcile certain differences. The Company is hopeful that final legislation (approved by both Houses of Congress and the President) will include support for the domestic sugar industry on a comparable basis with the previous legislation. However, at this stage there can be no assurance that the government loan rate will not be reduced or be eliminated entirely. Such a reduction or elimination of the loan rate could have a material adverse effect on the Company's agricultural operations, and possibly could cause the Company to evaluate the cessation of its remaining sugar cane operations.

     In   conjunction   with   the   sale  of  its   interests   in   C&H,   the
Company entered into a new marketing agreement with the co-operatively-owned HSTC to sell their raw sugar production. HSTC sells the raw sugar production to C&H (under its new ownership) pursuant to a new long-term supply contract executed in conjunction with this transaction. The terms of the supply contract do not require a specified level of production by the Hawaii producers; however, HSTC is obligated to sell and C&H is obligated to purchase any raw sugar produced. HSTC is an agricultural cooperative owned by the major Hawaii producers of raw sugar (including the Company). HSTC returns to its raw sugar suppliers proceeds based upon the domestic sugar price less delivery and administrative charges. The Company recognizes revenue and related cost of sales upon delivery of its raw sugar from HSTC to C&H. In its previous arrangement with C&H, revenue and related costs had been recognized upon ultimate sale of refined sugar by C&H. In addition, all deliveries of raw sugar to C&H through the
date   of   sale   were  recognized  as  revenue  as  of   the   date   of   the
sale    transaction.     As   a   result   of   the   C&H    sale    transaction
discussed above (see Note 3), the Company recognized a gain of approximately $16.6 million on the transaction for the year ended December 31, 1993.

       As part of the Company's agriculture operations, the Company enters into commodities futures contracts and options in sugar as deemed appropriate to reduce the risk of future price fluctuations in sugar. These futures contracts and options are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of the production cost.

        In September 1992, Hurricane Iniki struck the Island of Kauai causing considerable damage and loss to the people and businesses on Kauai. The Company has two sugar plantations on Kauai, both of which sustained considerable damage. The Company's real estate assets on Kauai suffered very little damage, since most of the Company's development expenditures up to that time had been focused on the islands of Oahu and Maui. The Company finalized the settlement of its insurance claims in 1995 for damage suffered and collected approximately $30 million in proceeds over the approximately three year period.

      Accounts receivable decreased as of December 31, 1995 as compared to December 31, 1994 due primarily to the receipt of the aforementioned insurance proceeds related to the final settlement of the Iniki claims and a lower sugar receivable as a result of the termination of operations at Oahu Sugar Company. The decrease was partly offset by certain other insurance claims receivable as of December 31, 1995, which have subsequently been collected.

      Accrued    expenses    decreased   as   of   December    31,    1995    as
compared to December 31, 1994, primarily due to payments of certain costs accrued in conjunction with the sale of the Company's interest in C&H and the cessation of operations at Oahu Sugar Co. during 1995.

      Other    long-term   liabilities   decreased   as    of    December    31,
1995   as   compared   to   December   31,   1994,   in   part   due   to    the
recognition    of    a    previously   deferred   credit    related    to    the
reduction of the Company's accumulated postretirement benefit obligation as a result of the cessation of operations at Oahu Sugar Company during 1995.

       Inventories   and   prepaid   expenses   decreased   as    of    December
31,    1995   as   compared   to   December   31,   1994   primarily   due    to
termination of operations at Oahu Sugar Company.

       Machinery and equipment decreased as of December 31, 1995 as compared to December 31, 1994 primarily due to the sale of substantially all of the machinery and equipment of Oahu Sugar Company, which ceased operations in April 1995. Oahu Sugar received net proceeds of approximately $3.0 million after accrued expenses, which approximates the carrying value of the equipment at the date of sale.

      Agriculture's revenues from sugar operations decreased for the year ended December 31, 1995 as compared to the year ended December 31, 1994 as a result of lower production due to less acres harvested. Non-sugar revenues also decreased due to non-recurring revenues received in 1994.

    Agriculture's   operating   loss   for   the   year   ended   December   31,
1995 increased as compared to the year ended December 31, 1994 due to a deterioration of gross margin resulting from lower production and the receipt of non-recurring non-sugar revenues
in   1994.    The   lower   production   is   attributable   to   the   shutdown
of Oahu Sugar and inclement weather which adversely affected operations at the Company's two Kauai plantations. Inclement weather has a greater impact on the Company's seasonal mode of operations because of reduced flexibility in the harvesting schedule.

        Agriculture's revenue from sugar operations increased approximately 15% for the year ended December 31, 1994 as compared to the year ended December 31, 1993 due to an increase in the return per ton for 1994 and an increase in the sugar sales volume (predominately in the fourth quarter) of approximately 5% and 9% per annum, respectively. This was offset in part by a decrease in various non-sugar revenues.

       Agriculture experienced a $3.9 million operating loss for the year ended December 31, 1994 as compared to operating income of $1.1 million for the year ended December 31, 1993 due to lower non-sugar revenues and a higher inventory write down as a result of lower anticipated 1995 production volumes, which more than offset certain cost reductions.

Property:

        The    Company's    Property   segment   is    responsible    for    the
following:        land      planning      and      development       activities;
obtaining land use, zoning and other governmental approvals; selling or financing developed and undeveloped land parcels; and the management and operation of the Company's golf course facilities.

        As discussed below, the North Beach joint venture owns approximately 96 acres of beachfront property on Maui that
have      regulatory      approvals     for     hotel      development.       In
accordance with the provisions of the COLA Indenture, appraisals were performed for certain properties in 1994, which reflected a decline in value of the North Beach property. Accordingly, the Company recorded, as a matter of prudent accounting practice, a $3.5 million reduction to the carrying value of its investment in the North Beach joint venture in 1994 to properly reflect the estimated market value of the property in its then current state of development.
This reduction is attributed to the softness in the market for the development and sale of resort-oriented real estate.

        Inventory decreased as of December 31, 1995 as compared to December 31, 1994 in part due to the sale of land parcels in 1995, which was offset in part by the transfer of costs from land and land improvements discussed below.

       Land    and   land   improvements   decreased   as   of   December    31,
1995 as compared to December 31, 1994 primarily due to the reclassification of various land parcels actively held for sale to inventories.

      Property   revenues   and   cost  of  sales   decreased   for   the   year
ended December 31, 1995 as compared to December 31, 1994 and increased as of December 31, 1994 as compared to December 31, 1993 primarily due to the level of sales activity at Waikele.
During 1995, the Company generated approximately $30.8 million in land sales, most of which relate to non-strategic parcels.
In addition, the Company received an approximate $1.0 million deposit, which represents the purchase price for 10 acres on Oahu.

        During 1994, the Company generated approximately $44.3 million of land sales, primarily from the sales of the remaining two residential parcels at the Waikele project on Oahu for approximately $37 million. The balance of the 1994 proceeds resulted from the sale of parcels aggregating 225 acres on various islands for approximately $7.3 million. Additionally, the Company received an approximate $4.2 million deposit, which represented the purchase price for 452 acres of agriculture-zoned land on Maui. The gain from such sale is being deferred due to certain profit participation rights retained by the Company.

        During 1993, the Company generated approximately $36.8 million of land sales, of which $23.1 million was from sales of residential parcels at the Waikele project on Oahu. In addition, the Company sold various parcels on the islands of Maui and Kauai, aggregating 38 and 80 acres for approximately $6.6 and $7 million, respectively. In April 1993, the Company received approximately $2 million from the disposition of certain land parcels on Kauai, which was recorded as a deposit due to certain closing conditions.

      The Company expended approximately $.5 million, $3 million and $16.5 million in 1995, 1994 and 1993, respectively, for project costs at Waikele. Such costs include construction of roadways, utilities and related infrastructure improvements and the golf course and clubhouse. On a cumulative project-to-
date basis, the Company has expended approximately $116.8 million on project costs and has completed sales at Waikele of approximately $230 million. Such sales have included commercial property and parcel sales to home builders. Except
for     certain    contingent    participation    rights    and    the    future
sale of a 3.3 acre church site, the Company has received all of its proceeds from the sales of the residential and commercial parcels at Waikele.

     The Company is currently examining options for developing the approximately 60 acres of fee simple land it owns at the mill site of Oahu Sugar Company, and has begun the process of seeking community input and the necessary government approvals for a light industrial subdivision on an approximately 31-acre portion of the property, which excludes property containing the sugar mill and adjacent buildings. In connection with the development of this property, the Company has received state land use urbanization for the entire 60-acre site. In addition, the Company has received an "industrial" city
development   plan   designation   for  25.5   acres   of   the   proposed   31-
acre light industrial subdivision, and is currently seeking such "industrial" designation for the remaining 5.5 acres.

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

      During    1993,   the   Company   obtained   final   land   use   approval
from the State, and certification through the State's Housing Finance Development Corporation ("HFDC"), for the development of a project on approximately 300 acres of Company land known as "Puukolii Village", which is also located near Kaanapali Beach Resort. In connection with this land use approval, the Company is committed to providing additional housing on Maui in the affordable price range. The final land use approval and the HFDC development agreement contain certain conditions which must be satisfied in order for the Company to develop Puukolii Village, including realigning the access road (which will benefit uses for adjacent Company lands in future periods). Moreover, development of certain portions of Puukolii Village cannot commence until after completion of the
state-planned                           Lahaina                           bypass
highway (mentioned above). The proposed development of Puukolii Village is anticipated to satisfy the Company's affordable housing requirements in connection with the South
Beach    Mauka    land   use   approval   as   well   as   the    North    Beach
property.       (described      above).       The      Company       anticipates
commencing    construction    of    infrastructure    for    Puukolii    Village
in 1996.

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

      The Company is marketing Kaanapali Golf Estates, a new residential community, which is part of South Beach Mauka adjacent to the Kaanapali Beach Resort in West Maui. The
Company currently has approximately 20 homesites on the market, which are priced from approximately $250,000 to in excess of $1 million. The absorption period for this type of product is difficult to forecast under the current economic conditions. In 1996, the Company sold 8 homesites for approximately $1.4 million to a developer who plans to construct and sell houses on these lots.

      In addition, the Company has subdivided an ocean front parcel in Kaanapali into six single family homesites of approximately one acre each. The individual lot prices range from $1.9 million to $2.4 million. Sales of two of the lots in the project closed in December 1995, generating total sales proceeds of approximately $4.1 million. The Company is marketing the remaining 4 lots.

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

      The Office of State Planning ("OSP") for the State of Hawaii is currently implementing changes to the State designations for land use throughout the State of Hawaii, a process that is performed every five years. The Company is not aware of any changes being made by the OSP that will materially affect the current state land use designations for Company lands.

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

         The Company continues to vigorously oppose the aforementioned CAC recommendations. The Company strongly believes that such recommendations regarding Company lands are wholly inappropriate and that the Company's arguments to retain the current zoning and other entitlements are meritorious. After the CAC made its recommendations, the Maui County Planning Commission held public hearings and then published its own recommendations as part of the Community Plan review process. The Commission disagreed with most of the CAC's recommendations and has recommended that there be no substantial change in the land use designation for the Company's lands, including North Beach. However, the Mayor of Maui County has expressed concern to the Planning Commission over further development at North Beach, and urged broad review of the Lahaina Community Plan issues. A committee of the Maui County Council conducted public hearings on the Community Plan and has concurred with the Planning Commission recommendation on North Beach. The Maui County Council has held public hearings and public readings on the Community Plan
amendments   in   1996.    In   February   1996,   the   Maui   County   Council
adopted a Community Plan ordinance for West Maui that does not include any amendments to the current Community Plan designation of North Beach (thus rejecting the CAC recommendations). The ordinance will be sent to the Mayor of the County of Maui for approval or disapproval. If the Mayor disapproves the ordinance, she could require the West Maui Community Plan Amendment process be recommenced once again. While the Company is hopeful that its arguments will be heeded, there can be no assurance that the current zoning (and other land use designations and entitlements) for the North
Beach    property   and   other   Company   lands   will   be    retained,    or
that    efforts    to   recover   just   compensation   for    any    loss    of
current       entitlements      would      be      successful.        Management
continues to evaluate and consider all alternatives in seeking favorable resolutions to these entitlements and zoning issues.

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

      In June 1994, the Company submitted a Land Use Boundary Amendment Petition with the State of Hawaii Land Use Commission ("LUC") and a General Plan Amendment Application with the County of Kauai for the urbanization of approximately 552 acres of land on Kauai currently in sugar cane cultivation. The proposed project is planned to be a mixed use master planned community which will include a variety of both affordable and market rate residential units, commercial and industrial projects and a number of community and public based facilities. The filing of these land use applications is the first step required in converting agriculture zoned land into urban zoned land. There are a number of additional reports, studies, applications and permits that will be required before final land use approvals are obtained. In May
1995,   the   County   of   Kauai   approved   the   Company's   General    Plan
Amendment Application, subject to a number of conditions (to be addressed during the subsequent zoning amendment process). In December 1995, the LUC granted the Company the land use amendments sought by the Company subject to a number of conditions. While the Company is optimistic that the proposed project will receive favorable support, it is anticipated that the approval process will require at least 3 - 5 years. The
entitlement    process    in    Hawaii   has   historically    been    a    very
difficult and arduous process and there is no guarantee that all approvals will be obtained. Once construction commences,
subject   to   market   conditions,   the   project   is   expected   to    span
over 20 years.

Inflation

       Due   to   the   lack   of   significant  fluctuations   in   the   level
of    inflation   in   recent   years,   inflation   generally   has   not   had
a material effect on real estate development.

        In the future, high rates of inflation may adversely affect real estate development generally because of their impact on interest rates. High interest rates not only increase the cost of borrowed funds to the Company, but can also have a significant effect on the affordability of permanent mortgage financing to prospective purchasers. However, high rates of inflation may permit the Company to increase the prices that it charges in connection with real property sales, subject to general economic conditions affecting the real estate industry and local market factors.



Item 8.  Financial Statements and Supplementary Data


                     AMFAC/JMB HAWAII, INC.

                             INDEX


Report of Independent Auditors
Consolidated Balance Sheets, December 31, 1995 and 1994
Consolidated    Statements    of    Operations    for    the     years     ended
December 31, 1995, 1994 and 1993
Consolidated    Statements    of    Stockholder's    Equity    (Deficit)     for
the years ended December 31, 1995, 1994 and 1993
Consolidated    Statements    of   Cash    Flows    for    the    years    ended
December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements


Schedule

    Valuation and Qualifying Accounts          II


Schedules not filed:

       All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.





                    AMFAC/JMB FINANCE, INC.

                             INDEX

Report of Independent Auditors
Balance Sheets, December 31, 1995 and 1994
Notes to the Balance Sheets


Schedules not filed:

         All     schedules    have    been    omitted    as     the     required
information    is   inapplicable   or   the   information   is   presented    in
the financial statements or related notes.


                 REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholder
AMFAC/JMB HAWAII, INC.

         We have audited the accompanying consolidated balance sheets of Amfac/JMB Hawaii, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the
Index   at   Item   8.    These   financial   statements   and   schedule    are
the      responsibility      of     the     Company's      management.       Our
responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amfac/JMB Hawaii, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.










                                    ERNST & YOUNG LLP


Honolulu, Hawaii
March 18, 1996



                     AMFAC/JMB HAWAII, INC.

                  Consolidated Balance Sheets

                   December 31, 1995 and 1994

                     (Dollars in Thousands)
                          A s s e t s
                                                    1995            1994
Current assets:
  Cash and cash equivalents                       $11,745          31,702
  Short-term investments                               --          31,998
  Receivables - net                                 8,720          14,943
  Inventories                                      49,641          52,765
  Prepaid expenses                                  3,102           4,379
                                                   -------       --------
          Total current assets                     73,208         135,787
                                                   -------       --------
Investments                                        45,080          45,046
                                                   -------       --------
Property, plant and equipment:
  Land and land improvements                      336,069         346,169
  Machinery and equipment                          56,882          58,339
  Construction in progress                          1,428           1,060
                                                  -------        --------
                                                  394,379         405,568
  Less accumulated depreciation and amortization   27,762          24,221
                                                  -------        --------
                                                  366,617         381,347
Deferred expenses                                  14,225          25,826
Other assets                                       28,468          26,541
                                                  -------        --------
                                                 $527,598         614,547
                                                 ========        ========
                     L i a b i l i t i e s
Current liabilities:
  Accounts payable                                 $8,562           9,882
  Accrued expenses                                 13,268          15,372
  Current portion of long-term debt                67,730           1,428
  Current portion of deferred income taxes         10,902           4,205
  Amounts due to affiliates                        22,862           1,005
                                                  -------         -------
          Total current liabilities               123,324          31,892
                                                  -------         -------
Amounts due to affiliates                          76,911          15,097
Accumulated postretirement benefit obligation      61,037          67,378

                     AMFAC/JMB HAWAII, INC.

            Consolidated Balance Sheets - Continued

                   December 31, 1995 and 1994

                        (Dollars in Thousands)

                                                      1995         1994

Long-term debt                                     26,765          95,556
Other long-term liabilities                        34,366          45,077
Deferred income taxes                              98,691          98,817
Certificate of Land Appreciation Notes            220,692         384,737
                                                 --------        --------
          Total liabilities                       641,786         738,554
                                                 --------        --------
Commitments and contingencies (notes 3, 4, 5, 6, 7, 8, 9, and 11)

  S t o c k h o l d e r ' s   E q u i t y   ( D e f i c i t )

Common stock, no par value
  Authorized, issued and outstanding 1,000 shares       1               1
Additional paid-in capital                         11,495          14,384
Retained earnings (deficit)                      (125,684)       (138,392)
                                                  --------       --------
          Total stockholder's equity (deficit)   (114,188)       (124,007)
                                                  --------       --------
                                                 $527,598         614,547
                                                  ========       ========



The accompanying notes are an integral part of the consolidated financial statements.




                     AMFAC/JMB HAWAII, INC.

             Consolidated Statements of Operations

          Years ended December 31, 1995, 1994 and 1993

                     (Dollars in Thousands)
                                            1995       1994      1993
Revenues:
  Agriculture                              $47,656   89,237    84,208
  Property                                  52,663   66,749    55,184
                                           -------  -------  --------
                                           100,319  155,986   139,392
                                           -------  -------  --------
Cost of sales:
  Agriculture                               53,430   86,181    76,742
  Property                                  30,853   38,531    29,653
                                           -------  -------  --------
                                            84,283  124,712   106,395
Operating expenses:
  Reduction to carrying value of investments in
  real estate                                   --    5,000        --
  Selling, general and administrative       11,666   13,817    13,720
  Depreciation and amortization              6,723    7,216     5,807
                                           -------  -------  --------
       Total costs and expenses            102,672  150,745   125,922
                                           -------  -------  --------
       Operating income (loss)              (2,353)   5,241    13,470
                                           -------  -------  --------
Non-operating income (expenses):
  Gain on sale of investment                    --       --    16,625
  Amortization of deferred costs            (1,557)  (2,086)   (2,110)
  Interest income                            1,288    1,977     1,070
  Interest expense                         (25,233) (25,929)  (23,520)
                                           -------  -------  --------
                                           (25,502) (26,038)   (7,935)
Income (loss) before taxes and extraordinary
 item                                      (27,855) (20,797)    5,535
  Income tax (benefit) expense              (8,019)  (7,764)    6,044
                                           -------  --------  -------
Loss before extraordinary item             (19,836) (13,033)     (509)
Extraordinary gain from extinquishment of debt
(less applicable income taxes of $20,807)   32,544       --        --
                                           -------  --------  --------
       Net income (loss)                   $12,708  (13,033)     (509)
                                          ========  ========  ========

The accompanying notes are an integral part of the consolidated financial statements



                     AMFAC/JMB HAWAII, INC.

   Consolidated Statements of Stockholder's Equity (Deficit)

          Years ended December 31, 1995, 1994 and 1993

                     (Dollars in Thousands)

                                                                 Total
                                                                 Stock-
                                                     Retained    holder's
                                    Common Paid-In   Earnings    Equity
                                    Stock  Capital   (Deficit)  (Deficit)
Balance,  December 31, 1992       $      1 (12,246)  (124,850)   (137,095)

Net loss                                --       --      (509)       (509)
Capital contribution -
current income taxes (note 12)          --    1,876        --       1,876
                                    -------  -------- --------  ---------
Balance,  December 31, 1993               1 (10,370) (125,359)   (135,728)

Net loss                                --       --   (13,033)    (13,033)
Capital contribution -
current income taxes (note 12)          --   24,754        --      24,754
                                    ------- -------- --------   ---------
Balance, December 31, 1994               1   14,384  (138,392)   (124,007)

Net income                              --       --    12,708      12,708
Capital contribution -
current income taxes (note 12)          --   (2,889)       --      (2,889)
                                    ------- -------- ---------  --------
Balance, December 31, 1995         $     1   11,495  (125,684)   (114,188)
                                    ======= ======== =========  ========






The accompanying notes are an integral part of the consolidated financial statements.



                     AMFAC/JMB HAWAII, INC.

             Consolidated Statements of Cash Flows

          Years ended December 31, 1995, 1994 and 1993

                     (Dollars in Thousands)
                                                  1995       1994     1993
                                                 --------  --------  -------
Cash flows from operating activities:
  Net income (loss)                              $12,708   (13,033)    (509)
  Items not requiring (providing) cash:
   Depreciation and amortization                   6,723     7,216    5,807
   Amortization of deferred costs                  1,557     2,086    2,110
   Equity in earnings of investments                  69        69       59
   Income tax expense (benefit)                   12,788    (7,764)   6,044
   Extraordinary gain from extinguishment of debt(53,351)       --       --
   Reduction to carrying value of investments
   in real estate                                     --     5,000       --
   Gain on sale of investment in C&H                  --        --  (16,625)
  Changes in:
    Receivables - net                              6,223        29      909
    Inventories                                   12,364    33,437    3,583
    Prepaid expenses                               1,277     1,453      275
    Accounts payable                              (1,320)   (4,093)  (2,512)
    Accrued expenses                              (2,104)   (1,116)    (433)
    Amounts due to affiliates                     12,751       922   (1,806)
     Other  long-term liabilities                 (7,006)   (2,258) (18,715)
                                                  -------  -------  --------
    Net cash provided by (used in)
    operating activities                           2,679    21,948  (21,813)
                                                  -------  -------  --------
Cash flows from investing activities:
  Property additions                              (5,145)   (6,763) (11,222)
  Property sales, disposals and retirements - net` 4,478       129       80
  Investments in joint ventures and partnerships    (103)    (174)     (147)
  Short-term investments                          31,998  (31,998)       --
  Other assets                                    (1,927)  (1,442)   (2,824)
  Other long-term liabilities                     (4,945)   1,413     7,515
  Proceeds from the sale of C&H                       --       --    35,680
                                                  -------  -------  -------
    Net cash provided by (used in)
    investing activities                          24,356  (38,835)   29,082
                                                  -------  -------  -------
Cash flows from financing activities:
  Deferred expenses                                   29     (394)   (1,238)
  Payment to redeem and purchase Certificate of


                     AMFAC/JMB HAWAII, INC.

       Consolidated Statements of Cash Flows - Continued

          Years ended December 31, 1995, 1994 and 1993

                     (Dollars in Thousands)
                                                    1995      1994    1993
                                                    ------- ------- -------
Land Appreciation Notes (COLAS)                 (105,452)      --        --
  Net borrowings (repayments) under bank
   line-of-credit agreement                           --   (8,000)    8,000
  Net amounts due to affiliates                   61,814       --   (13,001)
Net (repayments) proceeds of long-term debt       (2,489)   5,103    25,881
  Other costs related to extinguishment of debt     (894)      --        --
                                                 -------  -------  --------
Net cash provided by (used in) financing activities
activities                                       (46,992)  (3,291)   19,642
                                                 -------  -------  -------
Net increase (decrease) in cash and cash
equivalents                                      (19,957) (20,178)   26,911

Cash and cash equivalents, beginning of year      31,702   51,880    24,969
                                                 -------  -------  -------
Cash and cash equivalents, end of year         $  11,745   31,702    51,880
                                                 =======  =======  =======
Supplemental disclosure of cash flow information:
Cash paid for interest(net of amount capitalized)$24,347   25,898    23,297
                                                 =======  =======  =======
Schedule of non-cash investing and financing activities:
Transfer of property actively held for sale to
real estate inventories and accrued costs
relating to real estate sales                      9,240    9,531    32,914
                                                 =======  =======  =======
Disposition of debt:
 Gain on extinguishment of debt                  $53,351       --        --
 Face value of debt extinguished                (164,045)      --        --
 Other costs related to debt extinguishement         894       --        --
 Write-off of Contingent Base Interest            (5,667)      --        --
 Write-off of deferred COLA costs                 10,015       --        --
                                                 --------  -------  -------
     Cash paid to redeem and purchase COLAS    $(105,452)      --        --
                                                =========  =======  =======

The accompanying notes are an integral part of the consolidated financial statements.




                     AMFAC/JMB HAWAII, INC.

           Notes to Consolidated Financial Statements

                December 31, 1995, 1994 and 1993

                     (Dollars in Thousands)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BASIS OF ACCOUNTING

        On November 17, 1988, the stockholders of Amfac, Inc. ("Amfac") agreed to the merger ("Merger") of Amfac with an affiliate of JMB Realty Corporation ("JMB"). The Merger was consummated on November 18, 1988. Amfac/JMB Hawaii, Inc. ("the Company"), was wholly-owned by Amfac, a subsidiary of Northbrook Corporation ("Northbrook"). In May 1995, Amfac merged into Northbrook, with Northbrook being the surviving corporation.

         The     Company,     or    its    subsidiaries    hold     title     to
substantially all of the agricultural and developmental real property and related assets of its parent corporation, Northbrook, located in Hawaii. The Company is wholly-owned by
Northbrook,   and   is   an   affiliate   of   JMB   as   a   result   of    the
Merger and the subsequent merger of a subsidiary of an affiliate of JMB into Amfac Hawaii, Inc., which (after changing its name to Amfac/JMB Hawaii, Inc.) continues as the surviving corporation.

    On   December   5,   1988,   the  Company  commenced   a   public   offering
of    Certificate    of   Land   Appreciation   Notes   due    2008    ("COLAS")
of which a total of 384,737 COLAS were subscribed for and issued. The offering terminated on August 31, 1989.

        The Company has two primary business segments. The agriculture segment ("Agriculture") is responsible for the Company's activities related to the cultivation and processing of sugar cane and other agricultural products. The real estate segment ("Property") is responsible for land development activities related to the Company's owned land in the State of Hawaii.

     PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     STATEMENT OF CASH FLOWS

     The   Company's   policy   is   to   consider   all   amounts   held   with
original maturities of three months or less in U.S. government obligations, certificates of deposit and money market funds (approximately $3,700 and $25,427 at December 31, 1995 and
1994, respectively) as cash equivalents which approximates market. These amounts include $1,623 and $2,139 at December 31, 1995 and 1994, respectively, which were restricted primarily to fund debt service on long-term debt related to the acquisition of power generation equipment (see note 6).

     SHORT-TERM INVESTMENTS

       Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities", requires that certain debt and equity securities that are bought and held principally for the purpose of selling in the near term as well as debt securities that are not held with the positive intent and ability to hold to maturity to be reported at fair value. The Company held
approximately             $0             and              $9,818              in

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

corporate debt securities and approximately $0 and $22,180 in U.S. Government Agency obligations as of December 31, 1995 and December 31, 1994, respectively. Due to the relative short-term nature of the Company's investments and its policy of generally holding such securities to maturity, the Company considers its investments in such securities, which are recorded at cost, to approximate fair value.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

          Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures about Fair Value of Financial Instruments", requires entities to disclose the SFAS No. 107 value of certain on-and off-balance sheet financial instruments for which it is practicable to estimate. Value is
defined   in   SFAS   No.   107   as  the  amount  at   which   the   instrument
could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company believes the carrying amounts of its financial instruments classified as current assets and liabilities in its balance sheet approximate SFAS No. 107 value due to the relatively short maturity of these instruments. The Company believes the carrying value of its long-term debt (notes 4 and
6) approximates fair value. SFAS No. 107 states that quoted market prices are the best evidence of the SFAS No. 107 value of financial instruments, even for instruments traded only in thin markets. On March 15, 1995, pursuant to the indenture that governs the terms of the COLAS (the "Indenture"), the Company elected to exercise its right to redeem, and therefore was obligated to purchase, any and all Class A COLAS submitted pursuant to the Redemption Offer at a price of $.365 per Class
A COLA (see note 5). In conjunction with the Company's election to repurchase the Class A COLAS submitted for repurchase, the Company made a tender offer (the "Tender Offer") to purchase up to approximately $68,000 principal
value   of   the   Class   B   COLAS  at  a  price  of   $.220   per   Class   B
COLA from COLA holders electing to have their Class A COLAS repurchased. The Redemption Offer and the Tender Offer consummated on June 1, 1995. Since such expiration, the secondary market for COLAS has been extremely thin. Since June 1, 1995, a limited number of COLA units have been sold in transactions arranged by brokers for amounts ranging from approximately
$.250   to   $.281   per   Class   B   COLA   and   from   approximately   $.490
to $.540 per combined Class A and Class B COLA. Based on the range of transactions since June 1,1995 and the number of COLAS outstanding (with a per unit carrying value of $1.0 and
a   total   carrying   value  of  $220,692  at  December   31,   1995   in   the
accompanying consolidated financial statements), the implied SFAS No. 107 value of the COLAS would range from approximately
$109,000 - $121,000. However, due to restrictions on prepayment and redemption as specified in the COLA Indenture, as well as the methodology used to determine such value, the
Company does not believe that it would be able to refinance or repurchase all of its outstanding COLA units as of December
31, 1995 at this value. Reference is made to Note 5 for results of the Redemption and Tender Offer.

        INVENTORY    CAPITALIZATION   AND   RECOGNITION    OF    REVENUE    FROM
THE SALE OF SUGAR

        The Company capitalizes all of the expenditures incurred in bringing crops to their existing condition and location. Such capitalized expenditures include those costs related to
the    planting,   cultivation   and   growing   of   sugar   cane   grown    on
the      agricultural     properties     of     the     Company.       Inventory
reflected    in    the    accompanying   consolidated    balance    sheets    at

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

December 31, 1995 and 1994 is not in excess of its estimated net realizable value. Reductions in the estimated net realizable value of unsold sugar are recognized when anticipated. In determining the net realizable value of unsold sugar, the price the Company uses is based upon the domestic price of sugar. Prior to the 1993 sale of the California and Hawaii Sugar Company ("C&H"), revenue and related costs have been recognized upon the ultimate sale of
refined    sugar   by   C&H.    After   the   sale   of   C&H,    the    Company
recognizes revenue and related cost of sales upon delivery of its raw sugar to C&H (see Note 3).

         While raw sugar prices in the U.S. are currently maintained above the world sugar prices as a result of price supports, there can be no assurance that in the future such prices will be maintained at the current level. As of the date of this report, the U.S. Senate and the U.S. House of
Representatives have approved a new Farm Bill, which includes a sugar program similar in nature to the program provided by the previous Farm Bill. Both versions of this legislation provide for a loan rate of 18 cents per pound, the same level as today. However, the legislation includes certain other adjustments to the sugar program, including making crop loans recourse to the producer and repealing marketing allotments, which may over time depress the domestic price of raw sugar. House and Senate members still must meet to reconcile certain differences. The Company is hopeful that final legislation (approved by both Houses of Congress and the President) will include support for the domestic sugar industry on a comparable basis with the previous legislation. However, at this stage there can be no assurance that the government loan rate will not be reduced or be eliminated entirely. Such a reduction or elimination of the loan rate could have a material adverse effect on the Company's agricultural operations, and possibly could cause the Company to evaluate the cessation of its remaining sugar cane operations.

        As part of the Company's agriculture operations, the Company enters into commodities futures contracts and options in sugar as deemed appropriate to reduce the risk of future price fluctuations in sugar. These futures contracts and options are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of the production cost.

     INVESTMENTS

        Investments    in    certain   partnerships    and    joint    ventures,
if any, over which the Company exercises significant influence are accounted for by the equity method. To the extent the Company engages in such activities as general partner, the
Company is contingently liable for the obligations of its partnership and joint venture investments.

     LAND DEVELOPMENT

      Project costs associated with the acquisition, development and construction of real estate projects are capitalized and classified as construction in progress. Such capitalized costs are not in excess of the project's estimated fair value as reviewed periodically or as considered necessary. In addition, interest is capitalized to qualifying assets

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

during the period that such assets are undergoing activities necessary to prepare them for their intended use. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. No material amounts have been capitalized for the years ended 1995 and 1994. Interest costs of approximately $2,643 have been capitalized for the year ended 1993.

      Land actively held for sale and any related development costs transferred from construction in progress are reported
as    inventories    in   the   accompanying   consolidated    balance    sheets
and   are   stated   at   the   lower  of  cost  or  fair   value   less   costs
to sell.

     LONG-LIVED ASSETS

        In March 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 in the fourth quarter effective January 1, 1995, with no effect on the accompanying financial statements.

     EFFECTIVE INTEREST

       For financial reporting purposes, the Company uses the effective interest rate method and accrued interest on the COLAS at 4% per annum ("Mandatory Base Interest") for the years ended December 31, 1995, 1994 and 1993.

     PROPERTY, PLANT AND EQUIPMENT

         Property,    plant    and    equipment    are    stated    at     cost.
Depreciation is based on the straight-line method over the estimated economic lives of 20-40 years for land improvements and 3-18 years for machinery and equipment, or the lease term whichever is less. Maintenance and repairs are charged to operations as incurred. Renewals and significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     DEFERRED EXPENSES

        Deferred    expenses    consist    primarily    of    financing    costs
related   to   the   COLAS.    Such  costs  are   being   amortized   over   the
term of the COLAS on a straight-line basis.


                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

     RECOGNITION OF PROFIT FROM REAL PROPERTY SALES

     For real property sales, profit is recognized in full when the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When the sale does not meet the requirements for full profit recognition, a portion of the profit is deferred until such requirements are met.

     INCOME TAXES

       The Company and its subsidiaries report their taxes as part of the consolidated tax return of the Company's parent,
Northbrook. The Company and its subsidiaries have entered into a tax indemnification agreement with Northbrook that
indemnifies       the      Company      and      its      subsidiaries       for
responsibility    for    all   past,   present   and    future    federal    and
state income tax liabilities (other than income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement).

        Current and deferred taxes have been allocated to the Company as if the Company were a separate taxpayer in accordance with the provision of SFAS No. 109-Accounting for Income Taxes. However, to the extent the tax indemnification agreement does not require the Company to actually pay income taxes, current taxes payable or receivable have been reflected as deemed contributions or distributions to additional paid-in capital in the accompanying consolidated financial statements.



      USE OF ESTIMATES

         The    preparation    of    financial    statements    in    conformity
with       generally      accepted      accounting      principles      requires
management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

(2)  ASSETS AND LIABILITIES INFORMATION
                                              1995    1994
                                             ------  --------
Receivables - net:
Trade accts and notes (net of allowance)       2,252  1,898
       Sugar and molasses                      3,877  5,633
       Insurance claims, net                   1,440  5,512
       Other                                   1,151  1,900
                                             ------- -------
                                             $ 8,720 14,943
                                             ======= =======
    Accrued expenses:
       Payroll and benefits                   $2,592  3,361
       Interest                                7,929  7,043
       Other                                   2,747  4,968
                                             ------- -------
                                             $13,268  15,372
                                             ======= =======

(3)  INVESTMENTS

        The    Company's   investments   at   December   31,   1995   and   1994
consist of the following:



                                                        Carrying Value
                                                        ---------------

                                        Ownership
Description                            Percentage       1995      1994
-----------                           -----------       ------   ------
 Sugar Cooperatives                     26.0%         $    40        40
 North Beach Joint Venture              50.0%          45,040    45,006
                                                       -------  -------
                                                      $45,080    45,046
                                                       =======  =======

In June 1993, the Company's sugar plantation subsidiaries, along with the other Hawaii sugar growers who owned interests in the California and Hawaii Sugar Company ("C&H"), consummated the sale of their investment in C&H, which included their interests in C&H's refinery in Crockett, California and in certain other C&H assets, to another large
Hawaii sugar grower. The Company's subsidiaries received gross proceeds of approximately $35,700 and recognized a gain of approximately $16,625 on the aforementioned sale of its 35% equity interest in C&H.

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                    (Dollars in Thousands)



      The Company's sugar plantation subsidiaries sell their raw sugar production to the Hawaiian Sugar and Transportation Company ("HSTC"), which is an agricultural cooperative owned by the major Hawaii producers of raw sugar (including the
Company), under a new marketing agreement. HSTC sells the raw sugar production to C&H (under its new ownership) pursuant to a new long-term supply contract executed in conjunction with this transaction. The terms of the supply contract do not require a specified level of production by the Hawaii producers; however, HSTC is obligated to sell and C&H is obligated to purchase any raw sugar produced. The Company holds a 26 percent equity interest in HSTC. HSTC returns to its raw sugar suppliers proceeds based upon the domestic sugar price less delivery and administrative charges. The Company recognizes revenues and related cost of sales upon delivery of
its    raw   sugar   to   C&H.    Prior   to   the   sale   of   the   Company's
interest in C&H, revenue and related costs were recognized upon the ultimate sale of refined sugar by C&H.

       The North Beach joint venture was formed during 1986 to plan, manage and develop approximately 96 acres of beachfront property located at the Kaanapali Beach Resort on West Maui. In accordance with the COLA Indenture, appraisals were performed for certain properties of the Company in 1994, which reflected a decline in value of the North Beach property. Accordingly, the Company recorded, as a matter of prudent accounting practice, a $3,500 reduction to the carrying value of its investment in the North Beach Joint Venture in 1994 to
properly   reflect   the   estimated   market   value   of   the   property   in
its then current state of development. This reduction was attributed to the weakness in the market for the development and sale of resort-oriented real estate due to overall economic conditions and trends in tourism.

        The     following     is     the    condensed,    combined     financial
statement    information   (unaudited)   of   HSTC   and   the    North    Beach
joint venture:

                                1995                1994
                          ---------------  -----------------
                        North Beach          North Beach
                       Joint Venture  HSTC  Joint Venture  HSTC

Current assets            $   210   30,819       131     21,878

Noncurrent assets          40,122    3,797    40,122      5,688
Current liabilities          (205) (30,307)     (144)   (20,457)
Noncurrent liabilities         --   (4,200)       --     (7,000)
                         --------   -------   -------   --------
Equity                    $ 40,127     109    40,109        109
                         ========  =======  ========    ========

                                    1995       1994      1993
                                   ------     -----     ------
      Revenue                    $202,954   312,526    154,680
      Cost and expenses            20,513    28,472     20,685
                                 --------  --------   --------
      Net income                 $182,441   284,054    133,995
                                 ========  ========   ========



                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

(4)  AMOUNTS DUE AFFILIATES - FINANCING

         The    maturity    date    of    the    approximately    $15,097     of
remaining acquisition-related financing owed to affiliates has been extended to June 1, 1997 and bears interest at a rate per
annum   based   upon   the   prime  interest  rate   (8.5%   at   December   31,
1995), plus one percent. On July 30, 1993, using a portion of the proceeds from the sale of its interests in C&H, the
Company    paid    down    approximately    $13,000    on    the    acquisition-
related financing.

       On June 1, 1995, the Company borrowed $52,000 from Northbrook to redeem Class A COLAS pursuant to the Redemption
Offer (see note 5). The Company has also borrowed approximately $9,814 as of December 31, 1995, consisting of approximately $4,400 for the August 1995 COLA Base Interest payment and approximately $5,414 for working capital needs. The loans from Northbrook are payable interest only, mature on June 1, 1997 and carry an interest rate per annum equal to the prime interest rate plus two percent. Pursuant to the Indenture relating to the COLAS, the amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAS.

(5)  CERTIFICATE OF LAND APPRECIATION NOTES

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

        In each calendar year, principal reductions may be made from remaining Net Cash Flow, if any, in excess of all current and unpaid deferred Contingent Base Interest and will be made at the election of the Company (subject to certain restrictions). The COLAS will bear additional contingent interest in any year, after any principal reduction, equal to
55% of remaining Net Cash Flow. Upon maturity, holders of COLAS will be entitled to receive the remaining outstanding principal balance of the COLAS plus unpaid mandatory Base Interest plus additional interest equal to the unpaid
Contingent   Base   Interest,   to   the   extent   of   the   Maturity   Market
Value (Maturity Market Value generally means 90% of the excess of the Fair Market Value (as defined) of the Company's assets
at    Maturity    over   its   liabilities   incurred   in    connection    with
its    operations),    plus    55%    of   the   remaining    Maturity    Market
Value.

      On March 14, 1989, Amfac/JMB Finance ("Finance"), a wholly-owned subsidiary of Northbrook, and the Company entered into an agreement (the "Repurchase Agreement") concerning Finance's obligations to repurchase, on June 1, 1995 and 1999, the COLAS
upon   request   of   the   holders  thereof.   The   COLAS   were   issued   in
two   units   consisting   of  one  Class  A  and  one   Class   B   COLA.    As
specified in the Repurchase Agreement, the repurchase of the Class A COLAS may have been requested by the holders of such COLAS on June 1, 1995 at a price equal to the original
principal    amount   of   such   COLAS   ($.5)   minus    all    payments    of
principal and interest allocated to such COLAS. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. The repurchase of the Class B COLAS may be requested of Finance by the holders of such COLAS on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAS ($.5) minus all payments of principal and interest allocated to such COLAS. Through the date of this report, the cumulative interest paid per Class A and Class B COLA is approximately $.145 and $.145, respectively.

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

       As a result of the repurchases, the Company retired approximately $164,045 in face value of COLA debt and recognized a financial statement extraordinary gain of approximately $32,544 (net of income taxes of $20,807, the write-off of deferred financing costs of $10,015, the write-off of accrued contingent base interest of $5,667 and expenses
of                     $894).                      Such                     gain
is    treated    as    cancellation    of   indebtedness    income    for    tax
purposes    and,    accordingly,   the   income    taxes    related    to    the
Class A Redemption Offer (approximately $9,106) will not be indemnified by the tax agreement with Northbrook (see note 1).

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

(6)  LONG-TERM DEBT

       In June 1991, the Company obtained a five-year $66,000 loan from the Employees' Retirement System of the State of Hawaii ("ERS"). An initial funding of $60,000 was received in June 1991. The remaining balance of $6,000 was added to the principal balance on July 1, 1992 in payment of the first year of accrued interest on the loan. The non-recourse loan is secured by a first mortgage on the Kaanapali Golf Courses, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS). The loan bears interest at a rate per annum equal to the greater of (i) the base interest rate announced by the Bank of Hawaii on the first of July for
each   subsequent   year   (9%   at  July  1,  1995)   plus   one   percent   or
(ii) ten percent per annum through June 30, 1993 and nine percent per annum thereafter. The loan is payable interest only on a quarterly basis. The annual interest payments are in excess of the cash flow generated by the Kaanapali Golf Courses and the Company ceased making required debt service payments in April 1995. The Company has been working with the ERS to renegotiate the terms of the loan including a possible extension of the June 1996 maturity date. The principal balance has been included in the current portion of long-term debt as of December 31, 1995 in the accompanying consolidated financial statements. In conjunction with the Company's renegotiations, the Company made an interest payment of $1,650 in August 1995. The Company has not made all interest payments required under the current loan terms resulting in unpaid interest at December 31, 1995 of $4,620. Although the
Company      expects      to      successfully      conclude      the       loan
renegotiation, there can be no assurance that new terms will be consummated, or consummated on terms favorable to the Company.

      In January 1993, The Lihue Plantation Company, Limited ("Lihue") obtained a ten-year $13,250 loan used to fund the
acquisition     of     Lihue's     power     generation     equipment.       The
$13,250 loan, constituting "Senior Indebtedness" under the COLAS' Indenture, consists of two ten year amortizing term loans of $10,000 and $3,250, respectively, payable in forty consecutive installments commencing July 1, 1993 in the principal amount of $250 and $81, respectively (plus interest). The $10,000 and $3,250 loans have outstanding balances of $7,500 and $1,079, respectively, as of December 31, 1995 and bear interest at a rate equal to prime rate (8.5%
at December 31, 1995) plus three and one half percent and prime rate plus four and one-half percent, respectively. Lihue has purchased an interest rate agreement which protects against fluctuations in interest rates and effectively caps the
                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

prime   rate   for   the   first  seven  years  of   the   loan   agreement   at
eight    percent.    The    loan    is    secured    by    the    Lihue    power
generation equipment, sugar inventories and receivables, certain other assets and real property of the Company and has limited recourse to the Company and certain other subsidiaries.

       In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates
the    Waikele    Golf   Course,   obtained   a   five   year    $20,000    loan
facility from two lenders. The loan consists of two $10,000 amortizing loans. Each loan bears interest only for the first two years and interest and principal payments based upon an assumed 20 year amortization period for the remaining three years. The loans bear interest at prime plus 1/2% and LIBOR (5.7% at December 31, 1995) plus 3%, respectively. WGCI received an initial funding of $14,000, of which $600 was held back by the lenders to pay interest. In October 1994, in accordance with the loan agreement, the Company received an additional funding of $6,000 and a release of the $600 interest holdback, both of which were contingent upon achieving a certain level of Net Operating Income (as defined) by the golf course during the first six months of 1994. The loan is secured by WGCI's assets (the golf course and related
improvements    and   equipment),   is   guaranteed   by   the   Company,    and
is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS). As of December 31, 1995, the outstanding balance was $19,916, with scheduled annual principal maturities of $405 in 1996 and 1997 and the balance of $19,106 in 1998.

(7)  RENTAL ARRANGEMENTS

     As Lessee

        The Company rents, as lessee, various land, facilities and equipment under operating leases. Most land leases provide for renewal options and minimum rentals plus contingent payments based on revenues or profits. Included in rent expense are minimum rentals and contingent payments for operating leases in the following amounts:


                                         1995     1994      1993
                                       ------    -----     -------
   Minimum and fixed rents             $2,789    3,956      3,953
   Contingent payments                  1,261    2,476      1,502
   Property taxes, insurance and other
   charges                                445      669        409
                                      -------   ------     ------
                                       $4,495    7,101      5,864
                                    ========= ========    =======

         Future minimum lease payments under noncancelable operating leases aggregate approximately $11,546 and are due as follows: 1996, $1,588; 1997, $1,559; 1998, $1,465; 1999,
$1,397; 2000, $1,181; and thereafter, $4,356.

                      AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)


(8)  EMPLOYEE BENEFIT PLANS

         The Company participates in benefit plans covering substantially all its employees, which provide benefits based
primarily    on   length   of   service   and   compensation   levels.     These
plans are administered by Northbrook in conjunction with other plans providing benefits to employees of Northbrook and its affiliates.

         Northbrook's policy is to fund pension costs in accordance with the minimum funding requirements under provisions of the Employee Retirement Income Security Act ("ERISA"). Under ERISA guidelines, amounts funded may be more or less than the pension expense recognized for financial reporting purposes. One of the Company's defined benefit plans, the Retirement Plan for the Employees of Amfac, Inc. (the "Plan"), terminated effective December 31, 1994. The settlement of the plan occurred in May 1995. The Company replaced this plan with the "Core Retirement Award Program", a defined contribution plan that commenced on January 1, 1995.
In the new plan, an Eligible Employee (as defined) is credited with an annual contribution equal to 3% of the employee's qualified compensation. The new plan's cost to the Company and the benefits provided to the participants are comparable to the former plan.

        Charges for pension and Core Retirement Award costs allocated to the Company aggregated approximately $961, $1,000 and $1,200 for the years ended December 31, 1995, 1994 and 1993, respectively.

        In addition to providing pension benefits, the Company also provides certain healthcare and life insurance benefits to eligible retired employees of some of its businesses. Where such benefits are offered, substantially all employees may become eligible for such benefits if they reach a specified retirement age while employed by the Company and if they meet a certain length of service criteria. The postretirement healthcare plan is contributory and contains cost-sharing features such as deductibles and copayments. However, these features, as they apply to bargaining unit retirees, are subject to collective bargaining provisions of a labor contract between the Company and the International Longshoremen's & Warehousemen's Union. The postretirement
life      insurance     plan     is     non-contributory.       The      Company
continues   to   fund   benefit  costs  for  both   plans   on   a   pay-as-you-
go basis.

                        AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

        Net    periodic   postretirement   benefit   cost   for    1995,    1994
and 1993 includes the following components:

                  December 31,     December 31,      December 31,
                     1995              1994               1993
               ----------------  ---------------   --------------
                     Life                Life                Life
             Medical Ins.        Medical Ins.        Medical Ins.
             Plans   Plans Total Plans   Plans Total  Plans  Plan  Total
Service cost   $ 378    15    393    483    17     500   754    18    772
Interest cost  1,991   296  2,287  3,428   292   3,720 4,891   298  5,189
Amortization of
net(gain)loss (3,310)   24 (3,286)(1,290)   35  (1,255)  --     --     --
             -----  ------  ------ ------  ---- ------  -----  ----- ----
Net periodic
postretirement
benefit cost
 (credit)      $(941)  335  (606)  2,621   344   2,965 5,645   316  5,961
              ===== ====== ===== ======  ======  ===== ====== ===== =====


The following table sets forth the plans' combined funded status reconciled with the amounts included in the Company's consolidated financial statements at December 31, 1995 and 1994:

                               December 31,             December 31,
                                   1995                      1994
                          ----------------           ---------------
                                  Life                       Life
                          Medical Ins.               Medical Ins.
                           Plans  Plan  Total        Plans   Plan  Total
Accumulated postretirement
benefit obligaion:
  Retirees               $16,048  3,915 19,963      29,092  3,921  33,013
Fully eligible active
plan members                 310     29     339      1,213      46  1,259
Other active plan members  6,928    153   7,081      7,761     214  7,975
                          ------ ------  ------     ------  ------  -----
                          23,286  4,097  27,383     38,066   4,181 42,247
Unrecognized net
gain (loss)               33,958   (304) 33,654     25,376   (245) 25,131
                         ------  ------  ------    ------   ------  ----
Accrued postretirement
benefit cost              57,244  3,793  61,037     63,442  3,936  67,378
                         ======  ======  ======    ======   ===== ======


                         AMFAC/JMB HAWAII, INC.

            Notes  to  Consolidated  Financial  Statements   -  Continued

                         (Dollars in Thousands)

         For measuring the expected postretirement benefit obligation, an 11% annual rate of increase in the per capita claims cost was assumed for 1996 through 2002. This rate was assumed to decrease to 6% in 2003 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase in the assumed healthcare trend rate by 1% in each year would increase the medical plans' accumulated postretirement benefit obligation as of
December 31, 1995 by 9% and the aggregate of the service and interest cost components of net periodic postretirement
benefit    cost    for   the   year   then   ended   by   8%.    During    1995,
premiums for health benefits for retirees were adjusted to match actual claims experience. This adjustment resulted in a reduction to the cost absorbed by the Company due to the cost sharing provisions of the health care benefit plan. This adjustment also resulted in the reduction of the accumulated postretirement benefit obligation as of December 31, 1995.


         The Company currently amortizes unrecognized gains over the shorter of 10 years or the average remaining service period of active plan participants. However, due to the significant amount of unrecognized gain at December 31, 1995, which is included in the financial statements as a liability, and the disproportionate relationship between the unrecognized gain and accumulated postretirement benefit obligation at December 31, 1995, the Company may, in the future, change its amortization policy to accelerate the recognition of the unrecognized gain. In considering such change, the Company would need to determine whether significant changes in the accumulated postretirement benefit obligation and unrecognized gain may occur in the future as a result of changes in actuarial assumptions, experience and other factors. Any future change to accelerate the amortization of the unrecognized gain would have no effect on the Company's cash flows, but could have a significant effect on its statement of operations.

        The    weighted-average    discount    rate    used    in    determining
the     accumulated     postretirement     benefit     obligation     as      of
December 31, 1995 and 1994 was 7.5% and 7.5%, respectively.


(9)  TRANSACTIONS WITH AFFILIATES

        The Company incurred interest expense of approximately $5,360, $1,267 and $1,605 for the years ended December 31, 1995, 1994 and 1993, respectively, in connection with the financing obtained from an affiliate (see note 4), of which $4,865 was unpaid as of December 31, 1995.

       With   respect   to   any   calendar  year,   JMB   or   its   affiliates
are entitled to, with respect to any calendar year, a Qualified Allowance in an amount equal to: (i) approximately $6,200 during each of the calendar years 1989 through 1993;
and   (ii)   thereafter,   1-1/2%  per  annum   of   the   Fair   Market   Value
(as defined) of the gross assets of the Company and its subsidiaries (other than cash and cash equivalents and Excluded Assets (as defined)). However, such amounts shall be
paid   for   each   year   only   following   the   payment   of   a   specified
level of Base Interest to the holders of the COLAS. Any portion of the Qualified Allowance not paid for any year shall accumulate without interest. A Qualified Allowance for 1989 of approximately $6,200 was paid

                         AMFAC/JMB HAWAII, INC.

      Notes  to   Consolidated  Financial  Statements  -  Continued

                         (Dollars in Thousands)

on February 28, 1990. Any Qualified Allowance for 1990 through 1995 has been deferred and is payable only to the extent future Net Cash Flows are sufficient to pay the holders of the COLAS a specified level of return, and accordingly, no such amounts have been reflected in the accompanying consolidated financial statements.

      The Company, its subsidiaries and their joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's or its subsidiaries' and the joint ventures' operations. The total of such costs through December 31, 1995, 1994 and 1993 was approximately $587, $500 and $3,160, respectively, of which $587 was unpaid as of December 31, 1995. In addition, as of December 31, 1995, the current portion of amounts due to affiliates includes $9,106 of income tax payable related to the Class A COLA Redemption Offer (see note 5). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of December 31, 1995.

        JMB     Insurance    Agency,    Inc.    earns    insurance     brokerage
commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions in
1995    was    approximately   $653,   all   of   which   was   paid    as    of
December 31, 1995.

       Northbrook and its affiliates allocate certain charges for services to the Company based upon the estimated level of
services,   of   which   $8,253   was  unpaid   as   of   December   31,   1995.
These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

(10)  SIGNIFICANT CUSTOMER

         During     1994    and    1993,    approximately    24%    and     17%,
respectively,    of   the   Company's   revenues   were   derived    from    the
sale of land parcels at Waikele to a single builder.

       As a result of the Company's interest in HSTC, C&H is contractually bound to purchase all of the sugar the Company produces. If, for any reason, C&H were to cease its operations, the Company would seek other purchasers for its sugar.

(11)  COMMITMENTS AND CONTINGENCIES

        The Company is involved in various matters of litigation and other claims. Management, after consultation with legal counsel, is of the opinion that the Company's liability (if any) when ultimately determined will not have a material adverse effect on the Company's financial position.

                         AMFAC/JMB HAWAII, INC.

        Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

          The Company's property segment had contractual commitments (related to project costs) of approximately $2,800 as of December 31, 1995. Additional development expenditures are dependent upon the ability to obtain financing and the timing and extent of property development and sales.

      As of December 31, 1995, certain portions of the Company's land not currently under development or used in sugar operations are mortgaged as security for $1,128 of performance bonds related to property development.

(12)  INCOME TAXES

        Total    income   tax   expense   (benefit)   for   the   years    ended
December 31, 1995, 1994 and 1993 was allocated as follows:

                                            1995      1994      1993
                                          -------    -------  --------
Income (loss) before extraordinary gain  $(8,019)    (7,764)    6,044
Extraordinary  gain                       20,807         --        --
                                         -------     -------   ------
                                         $12,788     (7,764)    6,044
                                         =======     =======   ======

      Income    tax   expense   (benefit)   attributable   to   income    (loss)
before    extraordinary    gain   for   the    years    ended    December    31,
1995, 1994 and 1993 consists of:
                                         Current     Deferred   Total
                                        --------    ---------  -------
Year ended December 31, 1995:
  U.S. federal                          $(10,475)     3,689    (6,786)
  State                                   (1,904)       671    (1,233)
                                        --------      -----     ------
                                         (12,379)     4,360    (8,019)
                                         =======     =======   =======
Year ended December 31, 1994:
  U.S. federal                          $ 20,946    (27,515)   (6,569)
  State                                    3,808    (5,003)   (1,195)
                                        -------     --------  --------
                                         $24,754    (32,518)   (7,764)
                                        =======     ========  ========
Year ended December 31, 1993:
  U.S. federal                          $  1,587      4,059     5,646
  State                                      289        109       398
                                       --------     -------- --------
                                        $  1,876      4,168     6,044
                                       =======      =======  ========

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

         Income tax expense related to the COLA redemption approximated $20,807. Of this amount, approximately $9,106 is attributable to current taxes related to the redeemed Class A COLA's and, accordingly, will not be indemnified by Northbrook (see note 9). Current income tax expense attributable to the
Class B COLA's of approximately $9,490 is indemnified by Northbrook and, accordingly, is deducted from the 1995 current tax benefit of $12,379 attributable to loss before extraordinary gain to derive the 1995 capital contribution related to current income taxes.

       Income   tax   expense   (benefit)   attributable   to   income    (loss)
before    extraordinary   gain   differs   from   the   amounts   computed    by
applying    the   U.S.   federal   income   tax   rate   of   35   percent    to
pretax   income   (loss)   before   extraordinary   gain   as   a   result    of
the following:
                                             1995     1994   1993
                                           ------   ------   ------
Computed "expected" tax expense (benefit)
                                          $(9,749)  (7,279)   1,937
Increase (reduction) in income taxes
resulting from:
 Pension and Core Retirement Award expense  2,478      365      452
  State income taxes, net of federal income
  tax benefit                                (823)    (796)     265
Adjustment to deferred tax assets and liabilities
  for enacted changes in tax laws and rates    --       --    3,457
Other, net                                     75      (54)     (67)
                                           -------  -------  -------
  Total                                   $(8,019)  (7,764)   6,044
                                          ========  =======  =======



                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 and 1994 are as follows:

                                             1995     1994
Deferred tax (assets):
  Postretirement benefits                  $(23,804)  (28,461)
  Interest accruals                          (3,149)   (5,345)
  Other accruals                             (3,074)   (4,513)
                                           --------   --------
     Total deferred tax assets              (30,027)  (38,319)
                                           --------   --------

Deferred tax liabilities:
  Accounts receivable related to profit
  on sales of sugar                           3,332     2,255
 Inventories, principally due to sugar
 production costs, capitalized costs,
 captitalized interest and purchase
 accounting adjustments                       4,716     1,962
 Plant and equipment, principally due to
 depreciation and purchase accounting adj.    7,696     6,146
 Land and land improvements, principally due to
 purchase accounting adjustments            101,204   105,926
 Deferred gains due to installment sales for
 income tax purposes                          8,492    10,079
Investments in unconsolidated entities,
 principally due to purchase acct'g adjs.    14,180    14,973
                                           -------    -------
 Total deferred tax liabilities             139,620   141,341
                                           -------    -------
 Net deferred tax liability                $109,593   103,022
                                          =========   ========



                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Concluded

                     (Dollars in Thousands)

(13)  SEGMENT INFORMATION

        Agriculture and Property comprise the separate industry segments of the Company. Operating income (loss)-Other consists primarily of unallocated overhead expenses and Total assets-Other consists primarily of cash and deferred expenses.

        Total    revenues,    operating   income   (loss),    assets,    capital
expenditures,     and    depreciation    and    amortization     by     industry
segment for 1995, 1994 and 1993 are set forth below:

                                 1995       1994       1993
     Revenues:
       Agriculture             $  47,656   89,237     84,208
       Property                   52,663   66,749     55,184
                               --------  --------   --------
                               $ 100,319  155,986    139,392
                               ========  ========   ========
     Operating income (loss):
       Property                $  11,122   12,934     18,947
       Agriculture               (10,882)  (3,893)     1,119
       Other                      (2,593)  (3,800)    (6,596)
                                --------  --------  --------
                               $  (2,353)   5,241     13,470
                                ========  ========  ========
     Total assets:
       Property                 $199,999  207,980    233,993
       Agriculture               304,170  321,906    333,600
       Other                      23,429   84,661     77,118
                                --------  --------  --------
                                $527,598  614,547    644,711
                                ======== ========   ========
     Capital expenditures:
       Property                 $  1,529    2,872      1,957
       Agriculture                 3,616    3,891      9,265
       Other                         --       --         --
                                 ------- --------  --------
                                $  5,145    6,763     11,222
                                 ======= ========  ========
     Depreciation and amortization:
       Property                 $  1,991    2,128      1,185
       Agriculture                 4,538    4,889      4,287
       Other                         194      199        335
                                -------  -------   --------
                                $  6,723    7,216      5,807
                                =======  =======    ========

(14)  SUBSEQUENT EVENT

           On February 29, 1996, an interest payment of approximately $4,414 was paid to the holders of COLAS. The Company borrowed approximately $4,414 from Northbrook to make the interest payment.


Schedule II
                     AMFAC/JMB HAWAII, INC.

               Valuation and Qualifying Accounts

          Years ended December 31, 1995, 1994 and 1993

                     (Dollars in Thousands)
                                 Additions    Additions
                      Balance at Charges to   Charges to           Balance at
                       Beginning Cost and     Other                   End
Description            of Period  Expenses    Accounts  Deductions of Period
Year ended December 31,
 1995:
  Allowance for doubtful
   accounts:
    Trade accounts     $  285      102         --           26           361
    Claims and other    1,144       --         --        1,144            --
                       ------     ------    ------       ------       ------
                       $1,429      102         --        1,170           361
                       ======    ======     ======       ======       =======
Year ended December 31,
 1994:
  Allowance for doubtful
   accounts:
    Trade accounts     $  235       89        --           39           285
    Claims and other    1,144       --        --           --         1,144
                        ------    ------    ------      -------      -------
                       $1,379       89        --           39         1,429
                        ======    ======   ======       =======      =======
Year ended December 31,
 1993:
  Allowance for doubtful
   accounts:
    Trade accounts     $  224       16        --            5           235
    Claims and other       --       --     1,144           --         1,144
                        -------   ------   ------       ------       -------
                       $  224       16     1,144            5         1,379
                        =======   ======   ======       ======        ======



                 REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholder
AMFAC/JMB FINANCE, INC.

         We have audited the accompanying balance sheets of Amfac/JMB Finance, Inc. as of December 31, 1995 and 1994. These balance sheets are the responsibility of the Company's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of Amfac/JMB Finance, Inc. at December 31, 1995 and 1994, in conformity with generally accepted accounting principles.









                                    ERNST & YOUNG LLP


Honolulu, Hawaii
March 18, 1996



                    AMFAC/JMB FINANCE, INC.

                         Balance Sheets

                   December 31, 1995 and 1994

      (Dollars in thousands, except per share information)



                          A S S E T S

                                                         1995      1994
                                                        ------    ------
Current assets:
   Cash                                               $     1           1
   Receivable from an affiliate (Note 2)                    --    140,425
                                                         -------  --------
                                                      $     1     140,426
                                                         =======  ========

L I A B I L I T Y   A N D   S T O C K H O L D E R ' S   E Q U I T Y

Current liabilities:
   Repurchase obligations (Note 3)                    $     --   140,425

Common stock, $1 par value;
   authorized, issued and outstanding - 1,000 shares        1          1
                                                       -------   -------
                                                      $     1    140,426
                                                       =======   =======





The   accompanying  notes  are  an  integral  part  of  these  balance   sheets.


                    AMFAC/JMB FINANCE, INC.

                  Notes to the Balance Sheets

                   December 31, 1995 and 1994

                     (Dollars in Thousands)

(1)  ORGANIZATION AND ACCOUNTING POLICY

         Amfac/JMB Finance, Inc. ("Finance") was incorporated November 7, 1988 in the State of Illinois. Finance has had no financial operations. All of the outstanding shares of Finance are owned by Northbrook Corporation ("Northbrook").

(2)  RECEIVABLE FROM AN AFFILIATE

        On    March    14,   1989,   Northbrook   entered   into   a   keep-well
agreement     with     Finance,    whereby    it    agreed     to     contribute
sufficient    capital   to   Finance   to   enable   Finance   to    meet    the
COLA repurchase obligations described below in Note 3. Pursuant to Northbrook's obligation to Finance under the keep-well agreement, Finance has recorded a receivable equal to the maximum amount of its liability from the COLA repurchase obligations of approximately $140,425 and accordingly, had classified such amount as a current asset on its financial statements.

      On March 15, 1995, pursuant to the indenture that governs the terms of the COLAS (the "Indenture"), Amfac/JMB Hawaii, Inc. elected to exercise its right to redeem, and therefore was obligated to purchase, any and all Class A COLAS submitted pursuant to the Redemption Offer at a price of $.365 per Class
A COLA. Pursuant to Amfac/JMB Hawaii, Inc.'s election to redeem the Class A COLAS for repurchase, Amfac/JMB Hawaii, Inc. assumed Finance's maximum amount of its liability from the COLA repurchase obligations of $140,425 and accordingly, Finance removed the receivable and liability from its financial statements.

(3)  REPURCHASE OBLIGATIONS

      On March 14, 1989, Finance and a subsidiary of Northbrook (Amfac/JMB Hawaii, Inc.) entered into an agreement (the "Repurchase Agreement") concerning Finance's obligation (on June 1, 1995 and 1999) to repurchase, upon request of the holders thereof, the Certificate of Land Appreciation Notes due 2008 ("COLAS"), to be issued by Amfac/JMB Hawaii, Inc. in conjunction with the acquisition of Amfac/JMB Hawaii, Inc.. A total aggregate principal amount of $384,737 of COLAS were
issued    during    the    offering,   which   terminated    on    August    31,
1989. The COLAS were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase
Agreement,   the   repurchase   of   the   Class   A   COLAS   may   have   been
requested   of   Finance   by   the  holders  of   such   COLAS   on   June   1,
1995 at a price equal to the original principal amount of such COLAS ($.500) minus all payments of principal and interest allocated to such COLAS. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. The repurchase of the Class B COLAS may be requested of Finance by the holders of such COLAS on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAS ($.500) minus all payments of principal and interest allocated to such COLAS. To date, the cumulative interest paid per Class B COLA is approximately $.145.

Item    9.     Changes    in    and   Disagreements    with    Accountants    on
Accounting and Financial Disclosure

        There    were    no    changes    in   or   disagreements    with    the
accountants during the fiscal years 1995 and 1994.



                            PART III

Item 10.  Directors and Executive Officers of the Registrant

         As     of    December    31,    1995,    the    directors,    executive
officers    and    certain   other   officers   of   the   Company    were    as
follows:

                                         Position
                                         Held with
        Name                             the Company

        Judd D. Malkin                   Chairman
        Neil G. Bluhm                    Vice Chairman
        Edward G. Karl                   President,Chief Executive
                                         Officer and  Director
        Gary Grottke                     Executive Vice President,
                                         Chief Operating Officer and Director
        Chris J. Kanazawa                Senior Vice President and Director
        Peggy H. Sugimoto                Senior Vice President and
                                         Chief Financial Officer
        Bert L. Hatton                   Vice President
        P. Eric Hohmann                  Vice President
        Timothy E.Johns                  Vice President
        Teney K. Takahashi               Vice President


         Certain of these officers are also officers and/or directors of JMB and numerous affiliated companies of JMB (hereinafter collectively referred to as "JMB affiliates") and many of such officers are also partners of certain partnerships (herein collectively referred to as the "Associate Partnerships") which are associate general partners (or general partners thereof) in publicly offered real estate limited partnerships. The publicly offered partnerships in which the Associate Partnerships are partners have not engaged in the agriculture business and have primarily purchased, or made mortgage loans securing, existing commercial, retail,
office,      industrial      and      multi-family      residential       rental
buildings. However, certain partnerships sponsored by JMB and other affiliates of JMB are engaged in development activities including planned communities, none of which are in Hawaii.

        There    is    no    family    relationship    among    any    of    the
foregoing directors or officers.

        The foregoing directors have been elected to serve one-year terms until the next annual meeting to be held on the
Second    Tuesday    of    August   1996   or    until    his    successor    is
elected and qualified.
        There are no arrangements or understandings between or among any of said directors or officers and any other person
pursuant    to    which   any   director   or   officer    was    selected    as
such.

       The   business   experience  during  the   past   five   years   of   the
directors    and    such    officers    of    the    Company    includes     the
following:

       Judd   D.   Malkin   (age  58)  is  Chairman  of  the   Board   of   JMB,
an    officer   and/or   director   of   various   JMB   affiliates    and    an
individual general partner of several publicly offered real estate limited partnerships affiliated with JMB. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of
JMB   that   is   a   real   estate  investment  trust  in   the   business   of
owning,    managing   and   developing   shopping   centers.       He    is    a
Certified Public Accountant.

       Neil G. Bluhm (age 58) is President and director of JMB, an officer and/or director of various JMB affiliates and an individual general partner of several publicly offered real estate limited partnerships affiliated with JMB. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

       Edward G. Karl (age 40) is President and Chief Executive Officer since January 1994. He was previously an officer of JMB and various partnerships related to JMB. Prior to joining
JMB in 1984, Mr. Karl was a Manager at Peat, Marwick, Mitchell & Co. He is a Certified Public Accountant.

      Gary R. Grottke (age 40) is Executive Vice President and Chief Operating Officer since January 1994. He was an officer of JMB from May 1989 to December 1993. Prior to joining JMB in 1989, Mr. Grottke was a Senior Manager at Peat, Marwick,
Mitchell & Co. He holds a Masters degree in Business Administration from the Krannert School of Management at Purdue University and is a Certified Public Accountant.

       Peggy H. Sugimoto (age 45) is Senior Vice President and Chief Financial Officer since 1994. Ms. Sugimoto has been associated with the Company since 1976. She is a Certified Public Accountant.

        Chris Kanazawa (age 43) is Senior Vice President and Director of the Company since January 1, 1994 and has served as such since January 1990. Prior to assuming this position, Mr. Kanazawa was Vice President of Amfac Property Development Corporation (1986 to 1990). He has been associated with the
Registrant since September 1981. Mr. Kanazawa holds a Bachelors degree in Economics from the University of Hawaii and a Masters degree in Business Administration from the University of Southern California.

      Bert L. Hatton (age 44) is Vice President of Amfac/JMB Hawaii - Properties Division since January 1993. Mr. Hatton has also served in the past as the Company's Senior Vice
President of Sugar Operations. He has been associated with Amfac/JMB Hawaii since July 1980.

       P.   Eric   Hohmann   (age   37)   is   Vice   President   of   Amfac/JMB
Hawaii, Inc. - Properties Division since 1994. Mr. Hohmann served for 4 years as a Vice President of Amfac Property Development Corporation, which is a wholly-owned subsidiary of the Company. Prior to 1990, Mr. Hohmann was associated with
JMB    for    5    years.    He   holds   a   Masters   degree    in    Business
Administration     from    the    UCLA    Anderson    Graduate     School     of
Business.

       Timothy E. Johns (age 39) is Vice President of Amfac/JMB Hawaii - Properties Division since January 1994. He holds a J.D. degree from the University of Southern California Law Center and is a member of the Hawaii State Bar Association.

        Teney K. Takahashi (age 57) is Vice President of Amfac/JMB Hawaii - Properties since rejoining the Company in April 1995. Prior to rejoining Amfac, Mr. Takahashi served as President and Director of Princeville Corporation, and President and Director of Malama Pacific, Inc. Mr. Takahashi previously worked for Amfac from 1973 - 1988.

Item 11.  Executive Compensation

        Except for the executive officers listed on the table below, certain of the listed officers and directors of the
Company in item 10 above are officers and/or directors of JMB or Northbrook and are compensated by JMB, Northbrook, or an affiliate thereof (other than the Company and its subsidiaries). The Company will reimburse Northbrook, JMB and their affiliates for any expenses incurred while providing services to the Company as described under the caption
"Description   of   the   COLAS   -   Limitations   on   Mergers   and   Certain
Other Transactions" at pages 42-43 of the Prospectus, a copy of which description was filed herewith and incorporated herein by reference. In addition, JMB and its affiliates are
entitled    to    receive    an    amount,   the   Qualified    Allowance    (as
defined), as described under the caption "Description of the COLAS - Certain Definitions" at page 51 of the Prospectus, a copy of which description was filed herewith and is incorporated herein by reference. See Item 13 below.

                   SUMMARY COMPENSATION TABLE


                               Annual Compensation

                                                                   Other
                                                                  Annual
                                                                 Compensa-
       Name      Principal                     Salary    Bonus     tion
        (1)       Position             Year    ($) (2)   ($)       ($)

   Edward G.   President, Chief Exec.  1995   75,000     N/A        N/A
     Karl      Officer and Director    1994   72,000     N/A        N/A
                                       1993     N/A      N/A        N/A

      Gary   Executive Vice Pres.      1995  190,000     N/A        N/A
    Grottke  and Chief Operating       1994  187,500     N/A        N/A
                  Officer              1993     N/A      N/A        N/A

     Chris    Vice President           1995  250,000  175,000       N/A
   Kanazawa & General Manager of       1994  250,000   75,000       N/A
            the Company's Oahu         1993  150,000   73,000       N/A
           Development Corporation

    P. Eric    Vice President          1995  142,000   85,000       N/A
    Hohmann                            1994  135,000   30,000       N/A
                                       1993     N/A      N/A        N/A

    Bert L.   Vice President           1995  129,000   10,000       N/A
    Hatton  of Asset Management        1994  125,000   25,000       N/A
                                       1993  120,000   29,000       N/A



(1)       Includes    CEO    and   4   most   highly   compensated    executives
  whose salary and bonus exceed $100,000.

(2)       Salaries    for   Mr.   Karl   and   Mr.   Grottke    represent    the
  portions    of    their    total   compensation    allocated    and    charged
  to the Company.

Item    12.     SECURITY   OWNERSHIP   OF   CERTAIN   BENEFICIAL   OWNERS    AND
MANAGEMENT

       All of the outstanding shares of the Company are owned by Northbrook. Approximately 6% of the shares of Northbrook are owned by JMB and approximately 91% are owned directly or indirectly by individuals who are shareholders or employees of JMB or members of their families (or trusts for their benefit). Randi Malkin Steinberger, Stephen Malkin and Barry Malkin, individually or through trusts which they control, each have beneficial ownership of approximately 9.8% of the shares of Northbrook. Leslie Bluhm, Andrew Bluhm and Meredith
Bluhm, individually or through trusts which they control, each have beneficial ownership of approximately 10.1% of the shares
of    Northbrook.    Kathleen   Schreiber,   in   her   capacity   as    trustee
of various trusts for the benefit of members of her family, which trusts comprise the managing partners of a partnership which owns Northbrook shares, has beneficial ownership of approximately 6.1% of the shares of Northbrook. Stuart Nathan, Executive Vice President and a director and shareholder of JMB, and his children, Scott Nathan and Robert Nathan, collectively have beneficial ownership of slightly more than 5% of the shares of Northbrook; each of them, primarily by virtue of their status as general partners of partnerships which own such shares would also be considered to individually have beneficial ownership of substantially all of such shares.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Other than as set forth in Notes to Consolidated Financial Statements and Notes to Balance Sheets contained under Item 8 above, Items 10 and 11 above, and this Item 13, there were no other significant transactions or business relationships with Northbrook, JMB, affiliates or their management.

        The Company, its subsidiaries and the joint ventures in which the Company or its subsidiaries are partners are permitted to engage in various transactions involving Northbrook, JMB and their affiliates, as described under the captions "Description of the COLAS - Limitation on Dividends, Purchases of Capital Stock and Indebtedness" and "Limitations on Mergers and Certain Other Transactions" and "Purchase or Joint Venture of Properties by Affiliates; Development of
Properties    as    Excluded   Assets;   Residual   Value    of    Company    in
Certain     Projects"    at    pages    41-45,    and    "Risk     Factors     -
Conflicts of Interest" at page 19 of the Prospectus, a copy of which descriptions are hereby incorporated herein by reference to Exhibit 28.1 to the Company's Report on Form 10-K for December 31, 1988 (File No. 33-24180) dated March 27, 1989.
The     relationship    of    the    Company    (and    its    directors     and
executive officers and certain other officers) to its affiliates is set forth above in Item 10.

        The    Company    incurred    interest    expense    of    approximately
$5.4 million, $1.3 million and $1.6 million for the years ended 1995, 1994 and 1993, respectively, in connection with the acquisition and additional financing obtained from an affiliate, of which $4.9 million was unpaid as of December 31, 1995.

        JMB   or   its   affiliates   are   entitled   to,   with   respect   to
any calendar year, a Qualified Allowance in an amount equal to: (i) approximately $6.2 million during each of the calendar years 1989 through 1993; and (ii) thereafter, 1-1/2% per annum of the Fair Market Value (as defined) of the gross assets of the Company and its subsidiaries (other than cash and cash equivalents and Excluded Assets (as defined)). However, such amount shall be paid for each year only
following   the   payment   of   a  specified  level   of   Base   Interest   to
the holders of the COLAS. Any portion of the Qualified Allowance not paid for any year shall accumulate without interest. A Qualified Allowance for 1989 of approximately $6.2 million was paid on February 28, 1990. Any Qualified Allowance for 1990 through 1995 has been deferred and is
payable   only   to   the   extent   future  Net   Cash   Flows   (as   defined)
are    sufficient   to   pay   the   holders   of   the   COLAS   a    specified
level    of    return,   and   accordingly,   no   such   amounts   have    been
reflected       in       the      accompanying      consolidated       financial
statements.

       The Company, its subsidiaries and their joint ventures, reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary related expenses incurred in connection with the management of the Company's or its subsidiaries and the joint ventures' operations. The total of such costs through December 31, 1995, 1994 and 1993 was $.6 million, $.5 million, $3.2 million, respectively, of which $.6 million was unpaid as of December 31, 1995. In addition, as of December 31, 1995, the current portion of amounts due
affiliates    includes    approximately   $9.1    million    of    income    tax
payable related to the Class A Redemption Offer. Also, the Company pays a non-accountable reimbursement of approximately $.03 million per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of December 31, 1995.

       JMB Insurance Agency, Inc. earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions in 1995 was approximately $.7 million, all of which was paid as of December 31, 1995.

        Northbrook and its affiliates allocate certain charges for services to the Company based upon the estimated level of services, of which $8.3 million was unpaid as of December 31,
1995. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.


PART IV
Item  14.   Exhibits, Financial Statement Schedules, and  Reports on
            Form 8-K

          (a)  The    following    documents    are    filed     as
               part of this report:

          (1)  Financial Statements  (See Index to Financial Statements and
               and     Supplementary      Data filed with this report.)

          (2)  Exhibits
               3.1*       Articles of Incorporation of Amfac/JMB Hawaii, Inc.
               3.2*       Amended     and      Restated
                          By-Laws of Amfac/JMB Hawaii, Inc.
               3.3*       Articles of Incorporation of Amfac/JMB Finance,Inc.
               3.4*       Amended and Restated  By-Laws of
                          Amfac/JMB Finance, Inc.
               3.7*       Articles   of  Incorporation   of   Amfac
                          Property  Development Corp.
               3.8*       Amended and Restated By-Laws  of     Amfac
                          Property  Developments Corp.
               3.9*       Articles of  Incorporation of  Amfac  Property
                          Investment Corp.
               3.10*      Amended and Restated By-Laws of  Amfac Property
                          Investment Corp.
               3.11*      Articles of Incorporation of Amfac Sugar and
                          Agribusiness, Inc.
               3.12*      Amended and Restated By-Laws of Kaanapali  Water
                          Corporation
               3.13*      Articles of Incorporation of Kaanapali   Water
                          Corporation.
               3.14*      Amended and Restated By-Laws of Amfac
                          Agribusiness, Inc.
               3.15*      Articles of  Incorporation of Amfac  Agribusiness,
                          Inc.
               3.16*      Amended and Restated By-Laws of  Kekaha
                          Sugar  Company, Limited.
               3.17*      Articles  of  Association of  Kekaha Sugar
                          Company,  Limited.
               3.18*      Amended  and  Restated  By-Laws  of  The  Lihue
                          Plantation Company, Limited.
               3.19*      Articles of Association of The Lihue  Plantation
                          Company, Limited
               3.20*      Amended and Restated By-Laws of Oahu Sugar
                          Company, Limited.
               3.21*      Articles of Association of Oahu Sugar Company,
                          Limited.
               3.22       Amended and Restated By-Laws of Pioneer
                          Mill Company, Limited
               3.23*      Articles of Association of Pioneer Mill Company,
                          Limited.
               3.24       Amended and Restated By-Laws  of  Puna Sugar
                          Company, Limited.
               3.25*      Articles of  Association  of  Puna    Sugar
                          Company,  Limited.
               3.26       Amended and Restated By-Laws of H.Hackfeld
                          & Co., Ltd.
               3.27*      Articles of Association of H.Hackfeld &  Co.,
                          Ltd.
               3.28       Amended and Restated  By-Laws of  Waiahole
                          Irrigation   Company, Limited.
               3.29*      Articles of Incorporation of Waiahole
                          Irrigation   Company, Limited.
               4.1**      Indenture, including  the  form  of  COLAS,
                          among  Amfac/JMB  Hawaii,  Inc.,    its
                          subsidiaries  as  Guarantors  and   Continental
                          Bank National  Association, as  Trustee (dated
                          as  of   March 14, 1989).
               4.2***     Amendment dated  as of January 17, 1990 to  the
                          Indenture relating to the COLAS.
               4.3***     $28,097,832  Promissory  Note  from  Amfac,
                          Inc.  to   Amfac/JMB  Hawaii,  Inc.   Extended
                          and  Reissued  Effective December  31,  1993.
               4.4****    The five year $66,000,000 loan  with  the
                          Employees' Retirement System of the State of Hawaii to Amfac/JMB Hawaii, Inc. as of June 25, 1991.
               4.5*****   $15,000,000  Credit  Agreement  dated  March
                          31, 1993 among AMFAC/JMB Hawaii, Inc.
                          and Continental Bank N.A.

               4.6******  $10,000,000 loan  agreement between Waikele
                          Golf  Club,  Inc. and ORIX USA Corporation.
                          $10,000,000 loan agreement between  Waikele
                          Golf Club,   Inc. and Bank of Hawaii.

               4.7        $52,000,000 Promissory Note to  Northbrook
                          Corporation   from  Amfac/JMB  Hawaii,
                          Inc., effective  May  31, 1995  is
                          filed herewith.
               10.1*      Escrow Deposit  Agreement.
               10.2*      General Lease S-4222, dated January 1,1969,
                          by and  between the State of  Hawaii  and
                          Kekaha Sugar Company, Limited.
               10.3*      Grove Farm Haiku Lease, dated January 25,
                          1974 by and  between Grove  Farm  Company,
                          Incorporated   and   The      Lihue
                          Plantation Company, Limited.
               10.4*      General Lease  S- 4412, dated October 31,
                          1974,  by and  between the State of Hawaii
                          and the  Lihue Plantation Company, Limited.
               10.5*      General Lease S- 4576, dated March 15, 1978,
                          by and between the State  of Hawaii and
                          The  Lihue Plantation Company, Limited.
               10.6*      General Lease S-3827, dated July 8, 1964, by
                          and between the State of Hawaii and   East
                          Kauai Water Company, Ltd.
               10.7*      Amended and Restated Power Purchase  Agreement,
                          dated as of June 15,1992,  by  and
                          between The Lihue Plantation  Company, Limited
                          and Citizens Utilities Company.
               10.8*      U.S.Navy Waipio  Peninsula  Agricultural
                          Lease, dated May 26, 1964, between The
                          United States of  America (as  represented
                          by the U.S. Navy)  and   Oahu   Sugar
                          Company,  Ltd.

               10.9* Amendment to the Robinson Estate Hoaeae Lease, dated May 15, 1967, by and between
                          various  Robinsons, heirs of   Robinsons,
                          Trustees  and Executors, etc.  and
                          Oahu Sugar Company, Limited  amending  and
                          restating the previous lease.
               10.10*     Amendment to the   Campbell   Estate  Lease,
                          dated April 16, 1970, between Trustees under the Will and of the Estate of James Campbell, Deceased, and Oahu Sugar Company, Limited amending and restating the previous lease.
               10.11*     Bishop Estate  Lease  No.  24,878, dated
                          June 17,  1977,  by and  between  the
                          Trustees of the Estate  of Bernice Pauahi
                          Bishop  and Pioneer Mill Company, Limited.
               10.12* General Lease S-4229, dated February 25, 1969, by and between the State of Hawaii, by its Board of Land and Natural Resources and Pioneer Mill Company, Limited.
               10.13* Honokohau Water License, dated December 22, 1980, between Maui Pineapple Company Ltd.
                          and Pioneer Mill Company, Limited.
               10.14*     Water Licensing Agreement, dated September
                          22, 1980, by and between Maui Land & Pineapple Company, Inc. and Amfac, Inc.
               10.15* Joint Venture Agreement, dated as of March 19, 1986, by and between Amfac Property
                          Development  Corp.  and  Tobishima
                          Properties of Hawaii, Inc.
               10.16* Development Agreement,dated March 19, 1986, by and between Kaanapali North Beach Joint Venture and Amfac Property Investment Corp. and Tobishima Pacific, Inc.

               10.19** Keep-Well Agreement between Northbrook Corporation and Amfac/JMB Finance, Inc.
               10.20** Repurchase Agreement, dated March 14, 1989, by and between Amfac/JMB Hawaii, Inc.
                          and Amfac/JMB Finance, Inc.
               10.21** Amfac Hawaii Tax Agreement, dated November 21,1988 between Amfac/JMB Hawaii, Inc., and Amfac Property Development Corp.; Amfac Property Investment Corp.; Amfac Sugar and Agribusiness, Inc.; Kaanapali Water Corporation; Amfac Agribusiness, Inc.; Kekaha Sugar Company, Limited; The Lihue Plantation Company, Limited; Oahu Sugar Company, Limited; Pioneer Mill Company, Limited; Puna Sugar Company, Limited; H. Hackfeld & Co., Ltd.; and Waiahole Irrigation Company, Limited.

               10.22**    Amfac-Amfac Hawaii Tax Agreement, dated
                          February 27, 1989  between  Amfac,  Inc.  and
                          Amfac/JMB Hawaii, Inc.
               10.23**    Services  Agreement,  dated  November  18,  1988,
                          between Amfac/JMB Hawaii,  Inc.,  and Amfac
                          Property Development  Corp.; Amfac  Property
                          Investment Corp.; Amfac  Sugar  and Agribusiness,
                          Inc.; Kaanapali Water Corporation;  Amfac
                          Agribusiness, Inc.; Kekaha Sugar  Company, Limited;
                          The  Lihue  Plantation  Company,   Limited;  Oahu
                          Sugar  Company, Limited; Pioneer Mill Company,
                          Limited; Puna Sugar Company, Limited; H. Hackfeld &
                          Co., Ltd.; and Waiahole Irrigation Company,Limited
                          and JMB Realty Corporation.
               19.0*******$35,700,000 agreement for sale of C&H and certain other C&H assets, to A&B Hawaii, Inc. in
                          June of 1993.
                22.1*     Subsidiaries of Amfac/JMB Hawaii, Inc.
                28.1**    A copy of pages 19,41-45 and 51 of the Prospectus of
                          the Company dated December 5, 1988 (relating to SEC
                          Registration Statement on Form S-1  (as amended)
                          File No. 33-24180) and hereby incorporated by reference.

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

**         Previously   filed   as   exhibits  to   the   Company's   Form   10-
K   report   under   the   Securities  Act   of   1934   (File   No.   33-24180)
filed on March 27, 1989 and hereby incorporated by reference.

***        Previously   filed   as   exhibits  to   the   Company's   Form   10-
K   report   under   the   Securities  Act   of   1934   (File   No.   33-24180)
filed on March 27, 1991 and hereby incorporated by reference.

****       Previously   filed   as   exhibits  to   the   Company's   Form   10-
Q   report   under   the   Securities  Act   of   1934   (File   No.   33-24180)
filed on August 13, 1991 and hereby incorporated by reference.

*****      Previously   filed   as   exhibit   to   the   Company's   Form   10-
Q   report   under   the   Securities  Act   of   1934   (File   No.   33-24180)
filed on May 14, 1993 and hereby incorporated by reference.

****** Previously filed as exhibit to the Company's Form 10-Q report under the Securities Act of 1934 (File No. 33-24180) filed on November 11, 1993 and hereby incorporated by reference.

*******    Previously   filed   as  exhibits   to   the   Company's   Form   10-
K   report   under   the   Securities  Act   of   1934   (File   No.   33-24180)
filed on March 27, 1994 and hereby incorporated by reference.


          (b)No    Reports    on    Form   8-K   were    required    or    filed
          since    the    beginning    of    the    last    quarter    of    the
          period covered by this report.


No   annual   report   or   proxy  material   for   1995   was   sent   to   the
COLA   holders   of   the  Company.   An  annual  report   will   be   sent   to
the COLA holders subsequent to this filing.


                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             AMFAC/JMB HAWAII, INC.



                             By:  Gary Smith
                                  Vice President
                             Date: February 26, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Edward G. Karl
                                  President, Chief  Executive Officer
                                  and  Director
                             Date: February 26, 1996



                             By:  Peggy Sugimoto
                                  Senior Vice President and
                                  Chief Financial Officer
                             Date: February 26, 1996



                             By:  Gary Grottke
                                  Executive Vice President,
                                  Chief Operating Officer
                                  and Director
                             Date: February 26, 1996



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: February 26, 1996

                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             AMFAC/JMB FINANCE, INC.



                             By:  Gary Smith
                                  Vice President
                             Date: February 26, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Edward G. Karl
                                  President and
                                  Principal Executive Officer
                             Date: February 26, 1996



                             By:  Steven E. Plonsker
                                  Senior Vice President
                             Date: February 26, 1996



                             By:  Gary Nickele
                                  Director
                             Date: February 26, 1996



                             By:  Gary Smith
                                  Vice President Finance and
                                  Principal Accounting Officer
                             Date: February 26, 1996







                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             AMFAC PROPERTY DEVELOPMENT CORP.



                             By:  Gary Smith
                                  Vice President
                             Date: February 26, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Chris J. Kanazawa
                                  President and
                                  Director
                             Date: February 26, 1996



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: February 26, 1996



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: February 26, 1996

                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             AMFAC PROPERTY INVESTMENT CORP.



                             By:  Gary Smith
                                  Vice President
                             Date: February 26, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Chris J. Kanazawa
                                  President and
                                  Director
                             Date: February 26, 1996



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: February 26, 1996



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: February 26, 1996

                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             WAIKEKE GOLF CLUB, INC.



                             By:  Gary Smith
                                  Vice President
                             Date: February 26, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Chris J. Kanazawa
                                  President and
                                  Director
                             Date: February 26, 1996



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: February 26, 1996



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: February 26, 1996



                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             AMFAC SUGAR AND AGRIBUSINESS,INC.



                             By:  Gary Smith
                                  Vice President
                             Date: February 26, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Robert B. Heiserman, Jr.
                                  President
                             Date: February 26, 1996



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: February 26, 1996



                             By:  Gary Nickele
                                  Director
                             Date: February 26, 1996



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: February 26, 1996


                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             KAANAPALI WATER CORPORATION



                             By:  Gary Smith
                                  Vice President
                             Date: February 26, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Chris J. Kanazawa
                                  President and
                                  Director
                             Date: February 26, 1996



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: February 26, 1996



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: February 26, 1996

                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             AMFAC AGRIBUSINESS, INC.



                             By:  Gary Smith
                                  Vice President
                             Date: February 26, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Robert B. Heiserman, Jr.
                                  President
                             Date: February 26, 1996



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: February 26, 1996



                             By:  Gary Nickele
                                  Director
                             Date: February 26, 1996



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: February 26, 1996




                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             KEKAHA SUGAR COMPANY, LIMITED



                             By:  Gary Smith
                                  Vice President
                             Date: February 26, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Robert B. Heiserman, Jr.
                                  President
                             Date: February 26, 1996



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: February 26, 1996



                             By:  Gary Nickele
                                  Director
                             Date: February 26, 1996



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: February 26, 1996


                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             THE LIHUE PLANTATION COMPANY, LIMITED



                             By:  Gary Smith
                                  Vice President
                             Date: February 26, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Robert B. Heiserman, Jr.
                                  President
                             Date: February 26, 1996



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: February 26, 1996



                             By:  Gary Nickele
                                  Director
                             Date: February 26, 1996



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: February 26, 1996



                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             OAHU SUGAR COMPANY, LIMITED



                             By:  Gary Smith
                                  Vice President
                             Date: February 26, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Robert B. Heiserman, Jr.
                                  President
                             Date: February 26, 1996



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: February 26, 1996



                             By:  Gary Nickele
                                  Director
                             Date: February 26, 1996



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: February 26, 1996




                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PIONEER MILL COMPANY, LIMITED



                             By:  Gary Smith
                                  Vice President
                             Date: February 26, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Robert B. Heiserman, Jr.
                                  President
                             Date: February 26, 1996



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: February 26, 1996



                             By:  Gary Nickele
                                  Director
                             Date: February 26, 1996



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: February 26, 1996


                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PUNA SUGAR COMPANY, LIMITED



                             By:  Gary Smith
                                  Vice President
                             Date: February 26, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Robert B. Heiserman, Jr.
                                  President
                             Date: February 26, 1996



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: February 26, 1996



                             By:  Gary Nickele
                                  Director
                             Date: February 26, 1996



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: February 26, 1996



                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             H. HACKFELD & CO., LTD.



                             By:  Gary Smith
                                  Vice President
                             Date: February 26, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Robert B. Heiserman, Jr.
                                  President
                             Date: February 26, 1996



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: February 26, 1996



                             By:  Gary Nickele
                                  Director
                             Date: February 26, 1996



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: February 26, 1996



                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             WAIAHOLE IRRIGATION COMPANY ,LIMITED



                             By:  Gary Smith
                                  Vice President
                             Date: February 26, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Robert B. Heiserman, Jr.
                                  President
                             Date: February 26, 1996



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: February 26, 1996



                             By:  Gary Nickele
                                  Director
                             Date: February 26, 1996



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: February 26, 1996

                         EXHIBIT INDEX



                                          Document    Sequentially
                                          incorporated numbered
Exhibit No.           Exhibit             by reference    page

3.1 to 3.30*  Articles of Incorporation
              and Amended and Restated By-Laws     Yes   --

4.1**         Indenture, including the
              forms of COLAS, among
              Amfac/JMB Hawaii, Inc., its
              subsidiaries and Continental
              Illinois Bank National
              Association, as Trustees
              (dated March 14, 1989)               Yes   --

4.2***        Amendment dated as of
              January 17, 1990 to the
              Indenture relating to the
              COLAS.                               Yes   --

4.3***        $28,097,832 Promissory Note
              from Amfac, Inc. to
              Amfac/JMB Hawaii, Inc.
              Extended and Reissued
              Effective December 31,
              1990.                                Yes   --

4.4****       The five year $66,000,000 loan
              with the Employees' Retirement
              System of the State of Hawaii to
              Amfac/JMB Hawaii, Inc. as of
              June 25, 1991.                       Yes   --

4.5*****      $15,000,000 Credit Agreement dated March 31,
              1993 among AMFAC/JMB Hawaii, Inc. and
               Continental Bank  N.A.              Yes   --

4.6******     $10,000,000 loan agreement between Waikele Golf
              Club, Inc. and ORIX USA Corporation.
              $10,000,000 loan agreement between Waikele Golf
              Club, Inc. and Bank of Hawaii.       Yes   --

10.1 to 10.22* Material Contracts                  Yes   --

10.3*         Grove Farm Haiku Lease, dated
              January 25, 1974 by and between
              Grove Farm Company, Incorporated
              and The Lihue Plantation Company
              Limited.                             Yes   --

10.4*         General Lease S-4412, dated
              October 31, 1974 by and between
              the State of Hawaii and the
              Lihue Plantation Company
              Limited.                             Yes   --

10.5*         General Lease S-4576, dated
              March 15, 1978, by and between
              the State of Hawaii and The
              Lihue Plantation Company,
              Limited.                             Yes   --

10.6*         General Lease S-3827, dated
              July 8, 1964 by and between
              the State of Hawaii and East
              Kauai Water Company, Ltd.            Yes   --

10.8*         U.S. Navy Waipio Peninsula
              Agricultural Lease, dated May
              26, 1964, between The United
              States of America (as
              represented by the U.S. Navy)
              and Oahu Sugar Company, Ltd.         Yes   --

10.9*         Amendment to the Robinson
              Estate Hoaeae Lease, dated
              May 15, 1967, by and between
              various Robinsons, heirs of
              Robinsons, Trustees and
              Executors, etc. and Oahu Sugar
              Company, Limited amending and
              restating the previous lease.        Yes   --

10.10*        Amendment to the Campbell Estate
              Lease, dated April 16, 1970,
              between Trustees under the
              Will and of the Estate of
              James Campbell, Deceased,
              and Oahu Sugar Company,
              Limited amending and restating
              the previous lease.                  Yes   --

10.11*        Bishop Estate Lease No. 24,878,
              dated June 17, 1977, by and
              between the Trustees of the
              Estate of Bernice Pauahi
              Bishop and Pioneer Mill
              Company, Limited.                    Yes   --

10.12*        General Lease S-4229, dated
              February 25, 1969, by and
              between the State of Hawaii,
              by its Board of Land and
              Natural Resources and Pioneer
              Mill Company, Limited.               Yes   --

10.13*        Honokohau Water License, dated
              December 22, 1980, between Maui
              Pineapple Company Ltd. and
              Pioneer Mill Company, Limited.       Yes   --

10.14*        Water Licensing Agreement, dated
              September 22, 1980, by and between
              Maui Land & Pineapple Company,
              Inc. and Amfac, Inc.                 Yes   --

10.15*        Joint Venture Agreement, dated as
              of March 19, 1986, by and between
              Amfac Property Development Corp.
              and Tobishima Properties of
              Hawaii, Inc.                         Yes   --

10.16*        Development Agreement, dated
              March 19, 1986, by and between
              Kaanapali North Beach Joint
              Venture and Amfac Property
              Investment Corp. and Tobishima
              Pacific, Inc.                        Yes    --


10.19**       Keep-Well Agreement between
              Northbrook Corporation and
              Amfac/JMB Finance, Inc.,
              dated March 14, 1989.                Yes   --

10.20**       Repurchase Agreement, dated
              March 14, 1989, by and between
              Amfac/JMB Hawaii, Inc. and
              Amfac/JMB Finance, Inc.              Yes   --

10.21**       Amfac Hawaii Tax Agreement,
              dated November 21, 1988 between
              Amfac/JMB Hawaii, Inc., and Amfac
              Property Development Corp.; Amfac
              Property Investment Corp.; Amfac
              Sugar and Agribusiness, Inc.;
              Kaanapali Water Corporation;
              Amfac Agribusiness, Inc.; Kehaha
              Sugar Company, Limited; The Lihue
              Plantation Company, Limited; Oahu
              Sugar Company, Limited; Pioneer
              Mill Company, Limited; Puna
              Sugar Company, Limited; H.
              Hackfeld & Co., Ltd.; and
              Waiahole Irrigation Company,
              Limited.                             Yes   --


10.22**       Amfac-Amfac Hawaii Tax Agreement,
              dated February 27, 1989 between
              Amfac, Inc. and Amfac/JMB Hawaii,
              Inc.                                 Yes    --

10.23**       Services Agreement, dated November
              18, 1988, between Amfac/JMB Hawaii,
              Inc., and Amfac Property Develop-
              ment Corp.; Amfac Property Invest-
              ment Corp.; Amfac Sugar and Agri-
              business, Inc.; Kaanapali Water
              Corporation; Amfac Agribusiness,
              Inc.; Kehaha Sugar Company,

              Limited; The Lihue Plantation
              Company, Limited; Oahu Sugar
              Company, Limited; Pioneer Mill
              Company, Limited; Puna Sugar
              Company, Limited; H. Hackfeld &
              Co., Ltd.; Waiahole Irriga-
              tion Company, Limited and JMB
              Realty Corporation                   Yes   --

19.0*******   $35,700,000 agreement for sale of
              C&H and certain other C&H assets,
              to A&B Hawaii, Inc. in June of 1993  Yes   --

22.1          Subsidiaries of
              Amfac/JMB Hawaii Inc.                Yes   --

28.1**        A copy of pages 19, 41-45 and
              51 of the Company's Prospectus
              dated December 5, 1988
              filed pursuant to Rules
              424(b) and 424(c) (relating
              to SEC Registration Statement
              on Form S-1 (as amended)
              File No. 33-24180)                   Yes   --

         *    Previously  filed  as  exhibits  to  the  Company's
Registration  Statement  on  Form  S-1  (as  amended)  under  the
Securities   Act   of  1933  (File  No.  33-24180)   and   hereby
incorporated by reference.

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

        ****      Previously filed as exhibits to  the  Company's
Form  10-Q report under the Securities Act of 1934 (File No.  33-
24180) filed on August 13, 1991 and hereby incorporated by reference.

      *****     Previously filed as exhibit to the Company's Form
10-Q report under the Securities Act of 1934 (File No. 33-24180) filed on May 14, 1993 and hereby incorporated by reference.

    ******      Previously filed as exhibit to the Company's Form
10-Q report under the Securities Act of 1934 (File No. 33-24180) filed on November 11, 1993 and hereby incorporated by reference.

  *******      Previously filed as exhibit to the Company's  Form
10-K report under the Securities Act of 1934 (File No. 33-24180) filed on March 27, 1994 and hereby incorporated by reference.